Form 10QSB
period 1999-09-30
ALD SERVICES INC
filed 1999-11-01
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of
    1934

              For the quarterly period ended September 30, 1999
-------------------------------------------------------------------------
-------

[ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the
     Transition Period from ________  to  ___________
-------------------------------------------------------------------------

                        Commission File Number: 000-27035

-------------------------------------------------------------------------

                                 ALD SERVICES, INC
-------------------------------------------------------------------------

     (Exact name of small business issuer as specified in its charter)

         Nevada                                           88-0408274
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification
No.)

                                8787 Washburn Road
                             Las Vegas, Nevada  89129
-------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (702) 683-7896
-------------------------------------------------------------------------

                         (Issuer's telephone number)


-------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the  Exchange  Act of 1934 during the past 12 months
(or such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ] No
[X]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                Yes [ ] No [ ]

The Registrant has 2,106,000 shares of Common Stock, $0.001 par value per share, issued and outstanding as of September 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

Copies of Communications Sent to:

                            Brain G. Dvorak, Esq.
                             Dvorak & Associates
                          500 N. Rainbow, Suite 300
                            Las Vegas, NV  89107
                   Tel: (702) 794-4992 - Fax: (702) 794-4532

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                              ALD SERVICES, INC.
                        (A Development Stage Company)
BALANCE SHEET


ASSETS
                                   Unaudited              Audited
                               September 30, 1999      June 30, 1999
                               -------------------     -------------
CURRENT ASSETS

Cash                           $       0.00            $    740.00
Subscriptions Receivable               0.00                   0.00
Other Current Assets                   0.00                   0.00
                               ------------            -----------
Total Current Assets                   0.00                 740.00

PROPERTY AND EQUIPMENT

Land                              10,000.00              10,000.00
                                -----------            -----------
Total Property and
  Equipment                       10,000.00              10,000.00

OTHER ASSETS

Organization Costs
  net of Amortization                245.00                 260.00
                                -----------            -----------

TOTAL ASSETS                      10,245.00            $ 11,000.00
                                ===========            ===========


             See accompanying notes to financial statements

                              ALD Services, Inc.
                         (A Development Stage Company)
                                  Unaudited

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                     Unaudited               Audited
                                   Sept 30, 1999          June 30, 1999
                                   -------------          -------------
CURRENT LIABILITIES                $      0.00            $      0.00

 TOTAL CURRENT LIABILITIES:        $      0.00            $      0.00

OTHER LIABILITIES
Due to Shareholder                   10,150.00              10,150.00
                                   -----------            -----------
Total Other Liabilities              10,150.00              10,150.00
                                   -----------            -----------
Total Liabilities                    10,150.00              10,150.00

EQUITY
Capital Stock                         2,106.00               2,106.00
Additional Paid in Capital            1,024.00               1,024.00
Donated Capital                         295.00                 295.00
Retained Earnings or (Deficit
Accumulated during
development stage)                   (3,330.00)             (2,575.00)
                                   -----------           ------------
Total Stockholders' Equity               95.00                 850.00
----------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:              $ 10,245.00            $ 11,000.00
                                   ===========            ===========

            See accompanying notes to financial statements

                                ALD Services, Inc.
                          (A Development Stage Company)

STATEMENT OF OPERATIONS

                                    Unaudited                   Audited
                                    ---------                   -------
-
                     Three months ended   Nine months ended  For the Period
                                                             Nov 10, 1998
                        September 30        September 30,    (Inception) to
                      1999       1998      1999       1998   June 30, 1999
                      -------    ------    --------  ------- -------------
---
INCOME:
Revenue               $     0    $    0    $      0   $    0    $       0


COSTS AND EXPENSES
Selling, General
and Administrative        740         0       3,280        0        2,540

Amortization of
Organization Costs         15         0          45        0           35
                      -------    ------     -------    -----     --------
  Total Costs and
  Expenses                755         0       3,325        0        2,575
                      -------    ------     -------    -----     --------
Net Ordinary Income
or (Loss)                (755)        0      (3,325)       0       (2,575)
                      =======    ======     =======    =====     ========
Weighted average
number of common
shares outstanding  2,106,000        0    2,106,000        0    2,106,000

     Net Loss
     Per Share           0.00        0          0.00       0         0.00




               See accompanying notes to financial statements

                            ALD Services, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                Unaudited


STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 Unaudited

                                                              For the Period
                                                              Nov 10, 1998
                                 For Nine Months Ended        (Inception) to
                           Sept 30, 1999      Sept 30, 1998   Sept 30, 1999
                           --------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
   Cash received
   from customers          $      0.00        $  0.00         $       0.00
                           -----------       --------         ------------
Net Cash provided
by Operating Activities

Cash disbursed for
Operating Activities          3,055.00           0.00             3,055.00

                           -----------       --------         ------------
Net Cash flow provided
by Operating Activities      (3,055.00)          0.00            (3,055.00)


CASH FLOWS FROM
INVESTING ACTIVITIES

  Purchase of land            10,000.00          0.00            10,000.00
                          -------------      --------          -----------
Net Cash used by investing
Activities                   (10,000.00)         0.00           (10,000.00)

CASH FLOWS FROM
FINANCING ACTIVITIES

Issuance of Capital Stock      2,905.00          0.00             2,905.00
Advances from Shareholders    10,150.00          0.00            10,150.00
                          -------------       -------          -----------
Net cash provided by
  Financing Activities        13,055.00          0.00            13,055.00

Net increase (decrease)
  in cash                          0.00          0.00                 0.00

Balance as at end
  of period                        0.00          0.00                 0.00




             See accompanying notes to financial statements.

                            ALD Services, Inc.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized November 10, 1998 under the laws of the State of Nevada, ALD Services, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

     On November 12, 1998, the company issued 1,900,000 Shares of its $0.001 par value common stock for cash of $100.00 and the cancellation of $2,000.00 of debt.

     On April 2, 1999, the company issued 206,000 Shares of its $.001 par value common stock for cash of $905.00 and services rendered in the amount of $125.00, pursuant to Regulation D, Rule 504.

     On June 30, 1999, the Company split its common stock 20 shares for 1 share. This change is reflected in the shares issued on November 12, 1998 and April 2, 1999.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the third Quarter ended September 30, 1999, and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended June 30, 1999.

The balance sheet at June 30, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.


Year End

The Company has selected December 31st as its year-end.

                           ALD Services, Inc.
                       (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting policies and procedures have not been determined except as follows:

     1.   The Company uses the accrual method of accounting.

     2. The cost of organization, $295.00, is being amortized over a period of 60 months (November 1998 through October 2003).

     3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

     6.   The Company experienced losses for its first fiscal tax year.
          The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operation is issued.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB.
                                  9

                            ALD Services, Inc.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999

NOTE 4 - RELATED PARTY TRANSACTION

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any Additional shares of common stock.

                             ALD Services, Inc.
                       (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            September 30, 1999


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software and will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software in the near future, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified which could have a material adverse effect on the Company's results of operations.

                           ALD Services, Inc.
                      (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 1999


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 25,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The Company has no authorized preferred stock.

On November 12, 1998, one (1) founding shareholder purchased ninety thousand (90,000) shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

In April of 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 10,300 shares of the Common Stock of the Company to 32 unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about April 5, 1999.
On June 9, 1999, the Board of Directors of the Company approved a plan to split forward the shares of common stock of Company by a 20 to 1 ratio. As of July 29, 1999, the Company has 2,106,000 shares of common stock issued and outstanding held by 32 shareholders of record.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

ALD Services, Inc. is a developmental stage consulting company with a principal business objective to integrate the spectrum of processes within the logistics, supply, transportation, contracting, financial management, and manpower management environments. ALD seeks to provide reputable consultations, recommendations for improvements, and if so desired, flow-systems for improved decision making and implementation.

The Company believes that the founders and promoters of primarily new, development stage companies have unrealistic expectations regarding initial capital formation and organizational issues. As such, the Company will seek to provide guidance in regards to the client company's business, organizational, and financial status.

The Company seeks to provide guidance in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. The Company intends to establish these functional areas to assist client companies in developing and implementing the procedures necessary to operate effectively.

The Company faces risks which include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of services such as the Company provides, the acceptance of the Company's services, the ability to obtain information about developments in business consulting, rapid technological change and the management of growth. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

 (2)  Distribution Methods of the Products or Services

      The Company plans to initially focus its efforts on seeking clients that are development stage companies that need assistance and guidance on initial corporate valuation and organizational issues. The Company's founders and principals believe that the founders and promoters of primarily new, development stage companies have unrealistic expectations regarding initial capital formation and organizational issues. As such, the Company will seek to add value for its clients by creating research or other report that appropriately values and/or provides guidance to them in regards to the client company's business, organizational, and financial status. This, in the Company's opinion, will enable its client companies to have a higher success ratio in commencing and implementing their business objectives. However, the Company is in its developmental stages, and as such, there can be no assurance that the Company's services will be accepted and adopted by potential customers.

Going Concern - The Company experienced operating losses for the period ended September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 3, of the notes to the financial statements, management believes it has enough funds to operate for the next six
(6) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of September 30, 1999, the Company has yet to generate any revenues. In its initial approximately ten (10) months operating period ended September 30, 1999, the Company incurred a net loss of $3,280 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations.

In its most recent three month operating period ended September 30, 1999, the Company incurred a net loss of approximately $740.00. For the most recent nine month operating period ended September 30, 1999, the Company incurred a net loss of approximately $3,280.00. It has yet to receive any revenues from operations. During the period July 1, 1999 through September 30, 1999, the Company had a loss of $740.00. This nominal loss is in line with company expectations, since it has yet to generate any revenues.

Plan of Operation

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide personalized business consulting services to companies seeking assistance and guidance on corporate valuation, recommendations for improvements, cost-cutting opportunities and organizational issues. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its services to establish its operations in the business services market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 1999 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business,
results of operations and financial condition.   Additionally, a
superior competitive technology, service or product could force the Company out of business.

As of September 30, 1999, the Company has yet to generate any revenues. In addition, the management does expect to generate any revenues for the next six (6)months.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 1999. On November 12,1998, one (1) founding shareholder purchased 90,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, on April 2, 1999, the Company completed an offering of ten thousand three hundred (10,300) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of
Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. On June 30, 1999, the Company effectuated a twenty for one (20:1) forward stock split. This change is reflected in the shares issued on November 12, 1998 and April 2, 1999. As of the date of this filing, the Company has two million one hundred six thousand (2,106,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty two (32) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months. At that time, the Company will need additional working capital to finance its planned activity.

This is a developmental stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide personalized business consulting services to companies seeking assistance and guidance on corporate valuation, recommendations for improvements, cost-cutting opportunities and organizational issues. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its services to establish its operations in the business services market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 1999 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business,
results of operations and financial condition.   Additionally, a
superior competitive technology, service or product could force the Company out of business.

As of September 30, 1999, the Company has yet to generate any revenues. In addition, the Company may not generate revenues for the next six (6) months.


The Company currently has one (1) employee who is the sole officer and director of the Company. This employee has received no compensation through September 30, 1999. The Company does not plan to hire any additional employees until it it can start generating revenues.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Dividend Policy

The Company has never paid or declared any dividend on its Common
Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the Meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities
(or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                        PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1999, no matters were submitted to the
Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALD SERVICES, INC.
                                            (Registrant)


Dated:  October 25, 1999


/s/ Frank Danesi, Jr.
--------------------------------
Frank Danesi, Jr., President and Chief
Executive Officer