Form 10KSB
period 1999-12-31
ALD SERVICES INC
filed 2000-04-07
CIK 1092050

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to __________

Commission File Number 0-27035

ALD Services, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0408274
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

8787 Washburn Road Las Vegas, Nevada	89129
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (702) 683-7896

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 2,106,000 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.

The number of shares of Common Stock outstanding as of December 31, 1999 was 2,106,000.

----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

General

ALD Services, Inc. ("ALD" or the "Company"), a Nevada corporation incorporated on November 10, 1998, is a developmental stage consulting company with a principal business objective to integrate the spectrum of processes within the logistics, supply, transportation, contracting, financial management, and manpower management environments. ALD seeks to provide reputable consultations, recommendations for improvements, and if so desired, flow-systems for improved decision making and implementation.

The Company believes that the founders and promoters of primarily new, development stage companies have unrealistic expectations regarding initial capital formation and organizational issues. As such, the Company will seek to provide guidance in regards to the client company's business, organizational, and financial status.

Industry Background

The global business environment is undergoing rapid, profound change, which has placed great competitive pressure on start-up and small businesses.  The changing business environment has produced an evolving range of strategic and operating options for businesses, many of which do not have the financial resources to cost-effectively employ larger and more expensive consulting firms to assist them in streamlining their operations.  In response, the smaller firms are formulating and implementing new strategies and tactics, including overseeing their own redesigning and restructuring of business processes and workflow, acquiring better technology and adopting or remodeling customer service and marketing programs.  Although these methods can provide benefits and cost savings, the Company believes that businesses will turn to outside consultants to assist in this process for several reasons:  the pace of change is eclipsing their own internal resources and capability to identify, evaluate and implement the full range of options; consultants enable them to develop better solutions in shorter time frames; and purchasing consulting experience can be more cost-effective.  By employing outside experience, businesses can often improve their ability to compete by rapidly deploying new processes.

The business consulting industry is highly fragmented and consists primarily of: (i) larger systems integration firms, including the consulting divisions of the "Big Six" accounting firms; (ii) information system vendors that focus on services related to the software solutions they offer; (iii) consulting firms that focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) other large general management consulting firms that do not specialize in specific consulting areas and/or offer systems implementation. Increasingly, the competitive advantage in business consulting will be gained by those consulting firms which: (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients; (ii) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation); and (iii) offer the flexibility to meet the challenges of the rapidly changing business environment.

Services

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

Government Regulation

The Company's business is subject to a variety of state and local governmental regulations and licensing requirements relating to general business activities.

The Company believes that the current regulations governing business activities will not have a material effect on its operations, which has been limited to developing its services and establishing its presence in the business services market. However, various federal and state agencies may propose new legislation that may adversely affect the Company's business, financial condition and results of operations.

Employees

As a start up company in the research and development phase - in order to more prudently manage the Company's limited resources the Company presently has no (0) full time employees and one (1) part time employee. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employee is good.

The names, ages and positions of the Company's directors and executive officers are as follows:
Name	Age	Position
Frank Danesi, Jr.	45	President & CEO

Frank Danesi, Jr. - President, Chief Executive Officer, CFO: Mr. Danesi is the founder of Bandit Brewing Company (BBC) and has been Chairman, Chief Executive Officer, and President of the Company since its inception. Prior to incorporating Bandit Brewing Company and since June 1995, Mr. Danesi was General Partner of Black Sheep Brewing Company L.P. (BSBC), whose assets were merged into BBC in September 1996. In February 1991, he formed Lone Mountain Brewing, Inc. and opened its first subsidiary - The Home Brewery in Las Vegas, Nevada. He then formed Major Brewing Services (MBS) in December 1994 as a second subsidiary. The Home Brewery, which he subsequently sold, was a retail equipment and supplier store which primarily targets the home brewing and beer hobby market. MBS was created to provide advising and equipment services to the brewing industry. MBS was the general partner and manager of the predecessor company (BSBC). Mr. Danesi and Lone Mountain Brewing helped develop, manage, and construct a 12,000 square foot Bandit Brewing Company facility which includes brewing, bottling, packaging, cold storage, and executive office facilities. Mr. Danesi is formerly a Major for the United States Air Force where he served 15 years until his retirement. His USAF career was spent in Aircraft Maintenance, Munitions and Logistics working in the continental United States and the Pacific and European regions. He supervised aircraft and munitions organizations worldwide, ranging from 150 to 750 people and commanded a 500 person aircraft maintenance squadron with assets over $250 million and an annual budget in excess of $3 million. Mr. Danesi was awarded the Air Force Meritorious Service Medal with two Bronze Oak Leaf Clusters, Air Force Commendation with one Bronze Oak Leaf Cluster, National Defense Medal, and the Southwest Asia Service Medal with one Oak Leaf Cluster. Mr. Danesi holds a Bachelor of Science Degree in Psychology from Ursinus College and a Masters of Business Administration Degree from LaSalle College.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 8787 Washburn Road, Las Vegas, Nevada 89129. The office space is provided by the sole officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve (12) months.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been approved, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals. The Company is currently seeking to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class
Frank Danesi, Jr. (1)	1,900,000	90.22
All Executive Officers and Directors as a Group (1 persons)	1,900,000	90.22

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 8787 Washburn Road, Las Vegas, Nevada 89129.

As of December 31, 1999, there were 32 stockholders of record and approximately one (1) beneficial owner of the Company's common stock.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized November 10, 1998, and is considered to be a developmental stage company engaged in the consulting and operations management consulting. The Company has a limited operating history and has not generated revenues from its operations. ALD Services' activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its services. If the Company is unable to generate revenues from its services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop a consulting services. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its services to establish its business in the business services industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from January 31, 1999 to December 31, 1999.

The operational period from January 31, 1999 to December 31, 1999, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. ALD Services is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the business services market, (2) marketing its services to small to medium sized companies and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred expenses for the operating period January 31, 1999 to December 31, 1999, totaling $2,997. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, ALD Services experienced a net loss of $2,997. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from employment services operations in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by ALD Services may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1 330-864-3553

INDEPENDENT AUDITORS REPORT

March 3, 2000

Board of Directors
ALD Services, Inc- (the Company)
Las Vegas, Nevada 89102

I have audited the Balance Sheet of ALD Services, Inc. (A Development Stage Company), as, of December 31, 1998 and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period November 10, 1998 (Date of Inception) to December 31, 1998 and the years ending December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ALD Services, Inc., (A Development Stage Company), as of December 31, 1998 and December 31, 1999, and the results of its operations and cash flows for the period November 10, 1998 (Date of Inception) to December 31, 1999, and years ending December 31, 1998 and December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/James E. Slayton, CPA
Ohio License ID# 04-1-15582

ALD Services, Inc.
(A Development Stage Company)
BALANCE. SHEET
AS AT
December 31, 1998 and December 31, 1999

	December 31 1999	December 31 1998
ASSETS
CURRENT ASSETS
Cash	739.00	43.00
Other Current Assets	1,307.00	2,000.00
Total Current Assets	2,046.00	2,043.00
PROPERTY AND EQUIPMENT
Land	10,000.00	0.00
Total Property and Equipment	10,000.00	0.00
OTHER ASSETS
Organization Costs net of Amortization	235.00	215.00
TOTAL ASSETS	12,281.00	2,328.00
Liabilities & Equities
CURRENT LIABILITIES
Accounts Payable	0.00	000
Total Current Liabilities	0.00	0.00
OTHER LIABILITIES
Due to Shareholder	11,920.00	0.00
Total Other Liabilities	11,920.00	0.00
Total Liabilities	11,920.00	0.00
EQUITY
Capital Stock	2,106.00	1,900.00
Additional Paid in Capital	1,024.00	2,00.00
Donated Capital	295.00	295.00
Retained Earnings or (Deficit accumulated during development stage)	(3,064.00)	(67.00)
Total Stockholders' Equity	361.00	2,328.00
TOTAL LIABILITIES & OWNER'S EQUITY	12,281.00	2,328.00

See accompanying notes to financial statements

ALD Services, Inc
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR PERIOD
November 10, 1998 (Date of Inception) to December 31, 1998
and the years ending December 31, 1999 and December 31, 1998

	November 10, 1998 (Date of Inception) to December 31,1999	December 31 1999	December 31 1998
REVENUE
Services	0.00	0.00	0,00
COSTS AND EXPENSES
Selling, General and Administrative	3,004.00	2,941.00	57.00
Amortization of Organization Costs	60.00	50.00	1000
Total Costs and Expenses	3,064.00	2,997.00	67.00
Net Ordinary Income or (Loss)	(3,064.00)	(2,997.00)	(67.00)
Weighted average number of common shares outstanding	2,106,000	2,106,000	2,106,000
Not Loss Per Share	(0.001)	(0.001)	0.000

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR PERIOD
November 10, 1998 (Date of Inception) to December 31, 1998
and the years ending December 31, 1999 and December 31,1998

	Common Stock		Additional paid-in Capital	Donated Capital	Deficit Accumulated During Development Stage	Total Sotckholder's Equity
	Shares	Amount
November 10, 1998 Donated Capital from Stockholders				295.00		295.00
November 12, 1998 Issued for cash	1,900.00	1,900.00	200.00			2,100.00
Net loss November 10, 1998 (inception) to December 31, 1998	1,900.00				(67.00)
Balances as at December 31, 1998		1,900.00	200.00	295.00	(67.00)
April 2, 1999 Received stock Subscription for cash and services rendered	206,000.00	206.00	824.00			1,030.00
Net loss January 1, 1990 to December 31,1999					(2,997.00)	(2,997.00)
Balances as at December 31,1999	2,108,000	2,106.00	1,024.00	295.00	(3.064.00)	361.00

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR PERIOD
November 10, 1998 (Date of Inception) to December 31, 1993
and the years ending December 31, 1999 and December 31, 1998

	November 10, 1998 (date of Inception) to December 31, 1999	December 31 1999	December 31 1998
Cash Flows From Operating Activities
Net Income Or (Loss) From Operations	(3,064.00)	(2,997.00)	(67.00)
Adjustments To Reconcile Net Income To Net Cash Provided
Amortization Of Organization Costs	60.00	50.00	10.00
Services In Exchange For Stock	125.00	125.00
Decrease (Increase) In Current Assets	693.00	693.00	(2,000.00)
Net Cash Provided By Operating Activities	(2,186.00)	(2,129.00)	(2,057.00)
Cash Flows From Investing Activities
Purchase Of Land	10,000.00	10,000.00	0.00
Net Cash Used By Investing Activities	(10,000.00)	(10,000.00)	0.00
Cash Flows From Financing Activities
Issuance Of Capital Stock	1,005.00	905.00	2,100.00
Advances From Shareholders	11,920.00	11,920.00	0.00
Net Cash Provided By Financing Activities	12,925.00	12,825.00	2,100.00
Balance At Beginning Of Period	0.00	43.00	0.00
Net Increase (Decrease) In Cash	739.00	696.00	43.00
Balance As At End Of Period	739.00	739.00	43.00

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE I - HISTORY AND ORGANIZATION OFTHE COMPANY

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, ALD Services, Inc. The Company has no operations and in accordance with SFAS #7, the Company 'is considered a development stage company.

On November 12, 1998, the Company issued 1,900,000 Shares of its $0.001 par value common stock for cash of $100.00 and the cancellation of $2,000.00 of debt.

On April 2, 1999, the company issued 206,000 Shares of its S.001 par value common stock for cash of $905.00 and services rendered in the amount of $125.00, pursuant to Regulation D, Rule 504.

On June 30, 1999, the Company split its common stock 20 shares for 1 share. This change is reflected in the shares issued on November 12, 1998 and April 2, 1999.

NOTE 2 ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $295.00, is being amortized over a period of 60 months (November 1998 through October 2003)

3. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since Inception.

5. 'The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation

6. The Company experienced losses for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which, a statement of operations is issued.

7. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments) The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

ALD Services, Inc.
(A Development Stage Company)
|NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB "Pink Sheets" or the NASD OTC-BB.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. The officers and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
Frank Danesi, Jr.	President and Director	$12,000

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999 drew a salary from the Company.
  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALD Services, Inc.

Date: March 30, 2000

By: /s/Frank Danesi, Jr.
President and Director

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed November 30, 1998
(b) By-Laws of the Company adopted November 12, 1998
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of ALD Services, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALD Services, Inc.

--------------------------------------------------------------------------------

(Registrant)

Date: March 30, 2000

By: /s/Frank Danesi, Jr., President and Director