Form 10QSB
period 2000-03-31
ALD SERVICES INC
filed 2000-05-18
CIK 1092050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
ALD Services, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0408274 (I.R.S. Employer Identification No.)
8787 Washburn Road, Las Vegas, Nevada (Address of principal executive offices)	89129 (Zip Code)
(702) 683-7896 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,106,000

ALD SERVICES, INC.
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000, December 31, 1999 and December 31, 1998	5
Income Statement for the period November 10, 1998 (Date of Inception) to March 31, 2000; the Quarter ended March 31, 2000; the year ended December 31, 1999 and the year ended December 31, 1998.	6
Statement of Changes in Stockholders' Equity for the period November 10, 1998 (Date of Inception) to March 31, 2000; the Quarter ended March 31, 2000; the year ended December 31, 1999 and the year ended December 31, 1998.	7
Statement of Cash Flows for the period November 10, 1998 (Date of Inception) to March 31, 2000; the Quarter ended March 31, 2000; the year ended December 31, 1999 and the year ended December 31, 1998.	8
Notes to Financial Statements	9
Item 2. Management's Discussion and Plan of Operation	11
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553

INDEPENDENT AUDITORS' REPORT

April 27, 2000

Board of Directors
ALD Services, Inc. (the Company)
Las Vegas, Nevada 89102

I have reviewed the Balance Sheet of ALD Services, Inc. (A Development Stage Company), as of December 31, 1998, December 31, 1999 and March 31, 2000 and the related Statements of Operations, Stockholder's Equity and Cash Flows for the period November 10, 1998 (Date of Inception) to March 31, 2000 and the years ending December 31, 1998 and December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALD Services, Inc., (A Development Stage Company), as of December 31, 1998, December 31, 1999 and March 31, 2000, and years ending December 31, 1998 and December 31, 1999 in conformity with generally accepted accounting principles.

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

/s/James E. Slayton, CPA

Ohio License #04-1-15582

PART I - FINANCIAL INFORMATION
Item 1. Audited Financial Statements

ALD Services, Inc.
(A Development Stage Company)
BALANCE SHEET
AS AT
December 31, 1998, December 31, 1999 and March 31, 2000

	March 31, 2000	December 31, 1999	December 31, 1998

ASSETS

CURRENT ASSETS
Cash	703.00	739.00	43.00
Other Current Assets	1,307.00	1,307.00	2,000.00

Total Current Assets	2,010.00	2,046.00	2,043.00

PROPERTY AND EQUIPMENT
Land	10,000.00	10,000.00	0.00

Total Property and Equipment	10,000.00	10,000.00	0.00

OTHER ASSETS
Organizational Costs net of Amortization	220.00	235.00	285.00

TOTAL ASSETS	12,232.00	12,281.00	2,328.00

LIABILITIES & EQUITY

CURRENT LIABILITIES
Accounts Payable	0.00	0.00	0.00

Total Current Liabilities	0.00	0.00	0.00

OTHER LIABILITIES
Due to Shareholder	11,920.00	11,920.00	0.00

Total Other Liabilities	11,920.00	11,920.00	0.00

Total Liabilities	11,920.00	11,920.00	0.00

EQUITY
Capital Stock	2,106.00	2,106.00	1,900.00
Additional Paid in Capital	1,024.00	1,024.00	200.00
Donated Capital	295.00	295.00	295.00
Retained Earnings or (Deficit accumulated during development stage)	(3,113.00)	(3,064.00)	(67.00)

Total Stockholders' Equity	312.00	361.00	2,328.00

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	12,232.00	12,281.00	2,328.00

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR PERIOD
November 10, 1998 (Date of Inception) to March 31, 2000
and the years ending December 31, 1999 and December 31, 1998

	November 10, 1998 (Date of Inception) to March 31, 2000	March 31 2000	December 31 1999	December 31 1998

REVENUE
Services	0.00	0.00	0.00	0.00

COSTS AND EXPENSES
Selling, General and Administrative	3,040.00	36.00	2,947.00	57.00
Amortization of Organization Costs	73.00	13.00	50.00	10.00

Total Costs and Expenses	3,113.00	49.00	2,997.00	67.00

Net Ordinary Income or (Loss)	(3,113.00)	(49.00)	(2,997.00)	(67.00)

Weighted average number of common shares outstanding	2,106,000	2,106,000	2,106,000	2,106,000

Net Loss Per Share	(0.001)	0.000	(0.001)	0.000

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR PERIOD
November 10, 1998 (Date of Inception) to March 31, 2000
and the years ending December 31, 1999 and December 31, 1998

	Common Stock		Additional Paid-In	Donated	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
November 10, 1998 Donated Capital from Stockholders				295.00		295.00

November 12, 1998 Issued for cash	1,900,000	1,900.00	200.00			2,100.00

Net loss November 10, 1998 (Inception) to December 31, 1998					(67.00)	(67.00)

Balances as at December 31, 1998	1,900,000	1,900.00	200.00	295.00	(67.00)	2,328.00

April 2, 1999 Received stock subscription For cash and services Rendered	206,000	206.00	824.00			1,030.00

Net loss January 1, 1999 To December 31, 1999					(2,997.00)	(2,997.00)

Balances as at December 31, 1999	2,106,000	2,106.00	1,024.00	295.00	(3,064.00)	361.00

Net loss January 1, 2000 To March 31, 2000					(49.00)	(49.00)

Balances as at March 31, 2000	2,106,000	2,106.00	1,024.00	295.00	(3,113.00)	312.00

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR PERIOD
November 10, 1998 (Date of Inception) to March 31, 2000
and the years ending December 31, 1999 and December 31, 1998

	November 10, 1998 (Date of Inception) to March 31, 2000	March 31 2000	December 31 1999	December 31 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income or (loss) from operations	(3,113.00)	(49.00)	(2,997.00)	(67.00)
Adjustments to reconcile net Income to net cash Provided
Amortization of organization costs	73.00	13.00	50.00	10.00

Services in exchange for stock	125.00	0.00	125.00
Decrease (Increase) in current assets	693.00	0.00	693.00	(2,000.00)

Net Cash provided by Operating Activities	(2,222.00)	(36.00)	(2,129.00)	(2,057.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	10,000.00	0.00	10,000.00	0.00

Net Cash used by Investing Activities	(10,000.00)	0.00	(10,000.00)	0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	1,005.00	0.00	905.00	2,100.00
Advances from Shareholders	11,920.00	0.00	11,920.00	0.00

Net Cash provided by financing activities	12,925.00	0.00	12,825.00	2,100.00

Balance at beginning of period	0.00	739.00	43.00	0.00
Net increase (decrease) in cash	703.00	(36.00)	696.00	43.00
Balance as at end of period	703.00	703.00	739.00	43.00

See accompanying notes to financial statements

ALD Services, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, as ALD Services, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On November 12, 1998, the Company issued 1,900,000 Shares of its $0.001 par value common stock for cash of $100.00 and the cancellation of $2,000.00 of debt.

On April 2, 1999, the company issued 206,000 Shares of its $0.001 par value common stock for cash of $905.00 and services rendered in the amount of $125.00, pursuant to Regulation D, Rule 504.

On June 30, 1999, the Company split its common stock 20 shares for 1 share. This change is reflected in the shares issued on November 12, 1998 and April 2, 1999.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.
  The cost of organization, $295.00, is being amortized over a period of 60 months (November 1998) through October 2003).
  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
  The cost of equipment is depreciated over the estimated useful life of the equipment utilitzing the straight line method of depreciation.
  The Company experienced losses for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statements of operations I issued.
  The Company's Statement of Cash Flows is reported utilitzing cash (curreny on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

ALD Services, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Item 2. Management's Discussion and Plan of Operation

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

Results of Operations

The Company has not generated any revenues since its inception. The Company has limited operating history. The Company was organized on November 10, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and web site operations and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On November 10, 1998, the Company issued 1,900,000 shares of its $0.001 par value common shares for cash of $100 and the cancellation of $2,000 of debt. On April 2, 1999, the Company issued 206,000 shares of its common stock for cash of $905 and in exchange for services rendered of $125.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed November 10, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted November 12, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

13

Annual or Quarterly Reports

(a) Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of ALD Services, Inc. ending March 31, 2000

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALD Services, Inc.
(Registrant)

Date: May 17, 2000

By:/s/ Frank Danesi, Jr.

Frank Danesi, Jr., President and Director