Form 10QSB
period 2000-06-30
ALD SERVICES INC
filed 2000-08-14
CIK 1092050

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2000

                     Commission File Number:

                       ALD Services, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0408274
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

8787 Washburn Road, Las Vegas,                89129
            Nevada                          (Zip Code)
(Address of principal executive
           offices)

                         (702) 683-7896
      (Registrant's telephone number, including area code)


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


                          Table of Contents
                                                             Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Independent Auditors' Report                                   4

Balance Sheet June 30, 2000 and December 31, 1999              5

Income Statement for the period ended June 30, 2000 and the    6
period ended June 30, 1999

Statement of Cash Flows for the period ended June 30, 2000     7
and the period ended June 30, 1999

Notes to Financial Statements                                  8

Item 2. Management's Discussion and Plan of Operation          10

PART II - OTHER INFORMATION

Item 6. Exhibits                                               11

SIGNATURES                                                     12









                         ALD Services, Inc.
                    (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS

                          FOR PERIOD ENDING

                            June 30, 2000


                        James E. Slayton, CPA
 -----------------------------------------------------------------

                       2858 WEST MARKET STREET
                               SUITE C
                        FAIRLAWN, OHIO 44333
                           1-330-864-3553


                    INDEPENDENT AUDITORS' REPORT

                            July 13, 2000

                         Board of Directors
                  ALD Services, Inc. (the Company)
                       Las Vegas, Nevada 89102


I have reviewed the accompanying balance sheet of ALD Services, Inc. (A Development Stage Company), as of June 30, 2000, and related statements of income and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ALD Services, Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

          Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ James E. Slayton


James E. Slayton, CPA
Ohio License #04-1-15582








                   PART I - FINANCIAL INFORMATION
                Item 1. Audited Financial Statements

                         ALD Services, Inc.
                    (A Development Stage Company)

                            BALANCE SHEET
                                AS AT
                 December 31, 1999 and June 30, 2000


                                      June 30       December 31
                                        2000            1999

        ASSETS

   CURRENT ASSETS
   Cash                                3,224.00          739.00
   Accounts Receivable                 1,611.00            0.00
   Other Current Assets                1,307.00        1,307.00

   Total Current Assets                6,142.00        2,046.00

   PROPERTY AND EQUIPMENT
   Land                               10,000.00       10,000.00

   Total Property and Equipment       10,000.00       10,000.00

   OTHER ASSETS
   Organizational Costs net of           222.00          235.00
   Amortization

   TOTAL ASSETS                       16,364.00       12,281.00



        LIABILITIES & EQUITY

   CURRENT LIABILITIES
   Accounts Payable                        0.00            0.00

   Total Current Liabilities               0.00            0.00

   OTHER LIABILITIES
   Due to Shareholder                  9,720.00       11,920.00

   Total Other Liabilities             9,720.00       11,920.00

   Total Liabilities                   9,720.00       11,920.00

        EQUITY
   Capital Stock                       2,106.00        2,106.00
   Additional Paid in Capital          1,024.00        1,024.00
   Donated Capital                       295.00          295.00
   Retained Earnings or (Deficit       3,219.00      (3,064.00)
   accumulated during development
   stage)

   Total Stockholders' Equity          6,644.00          361.00

        TOTAL LIABILITIES &           16,364.00       12,281.00
   STOCKHOLDERS' EQUITY

           See accompanying notes to financial statements









                          ALD Services, Inc.
                    (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                          FOR PERIOD ENDING
                            June 30, 2000



                         June 30        June 30
                          2000           1999

     REVENUE
Services                 11,517.00           0.00

     COSTS AND
EXPENSES
Selling, General and      5,221.00       2,483.00
Administrative
Amortization of              13.00          13.00
Organization Costs

     Total Costs and      5,234.00       2,496.00
Expenses

          Net             6,283.00     (2,496.00)
Ordinary Income or
(Loss)



Weighted average         2,106,000      2,106,000
number of common
shares outstanding


Net Income                   0.003           0.00
Per Share




           See accompanying notes to financial statements









                         ALD Services, Inc.
                    (A Development Stage Company)

                       STATEMENT OF CASH FLOWS
                          FOR PERIOD ENDING
                            June 30, 2000



                                          June 30,     June 30,
                                              2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income or (loss) from              6,283.00    (2,496.00
operations                                                    )
      Adjustments to reconcile net
income to net cash
      Provided
   Amortization of organization costs        13.00        12.00

Services in exchange for stock                0.00         0.00
   Decrease (Increase) in current       (1,611.00)         0.00
assets
  (Decrease)/Increase in current        (2,200.00)
liabilities

          Net Cash provided by            2,485.00    (2,484.00
Operating Activities                                          )


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of land                           0.00            0

          Net Cash used by investing          0.00            0
activities


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                     0.00       905.00
Advances from Shareholders                    0.00     2,275.00

          Net Cash provided by                0.00     3,180.00
financing activities

          Balance at beginning of           739.00        43.00
period
          Net increase (decrease) in      2,485.00       696.00
cash
          Balance as at end of period     3,224.00       739.00







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

 On June 30, 1999, the Company split its common stock  20
 shares for 1 share. This change is reflected in the shares issued on November 12, 1998 and April 2,1999.

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

        6. The Company experienced losses for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

        7. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments).
            The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.


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

  NOTE 4 - RELATED PARTY TRANSACTIONS

 The Company neither owns or leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available,such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

   NOTE 5 - WARRANTS AND OPTIONS

 There are no warrants or options outstanding to acquire any additional shares of common stock.












        Item 2. Management's Discussion and Plan of Operation

General

ALD Services, Inc. ("ALD" or the "Company"), a Nevada corporation, incorporated on November 10, 1998. We are a developmental stage consulting company whose principal business objective is to promote the use of our professional services and soon to be developed corporate software to help companies better manage their operational processes. Such processes would include supply, transportation, contracting, financial and manpower management. ALD seeks to provide reputable consultations, recommendations for operational improvements and ultimately proprietary systems software to improve upon our clients' decision-making skills and methods of operation.

Results of Operations

The Company generated revenues of $11,517 as of June 30, 2000. Although the Company has a limited operating history, activities to date have been primarily designed to further our principal business objective as stated above. From January through March of calendar year 2000, ALD provided support services for Stockwatchman, Inc. by aiding them in the development of their company's infrastructure. Payment for these services is reflected in the revenues generated as of June 30, 2000. Additionally, the company has entered in several other strategic partnerships that should add proportionately to revenues in the following two quarters.

As of June 30, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. Also they have executed one contract, as stated above, and are in talks with two other companies to provide similar support services. At this time, the Company has no new products or services to announce, however, they are in the process of writing software to improve the quality of project management. It will differ from existing project management software, in that ALD's software will provide numerous prompts in a variety of areas to ensure that the execution of mandatory daily events occur.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On November 10, 1998, the Company issued 1,900,000 shares of its $0.001 par value common shares for cash of $100 and the cancellation of $2,000 of debt. On April 2, 1999, the Company issued 206,000 shares of its common stock for cash of $905 and in exchange for services rendered of $125.

Although the Company has begun to generate revenues, without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs indefinitely. Until such time as the company has the required revenue to cover the cost of operations, the officer and director of the company has committed to advance the operating of the company interest free.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, said person might face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.











                     PART II - OTHER INFORMATION
                          Item 6. Exhibits
Exhibit  Name and/or Identification of Exhibit
Number

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

  13    Annual or Quarterly Reports

               (a) Form 10-QSB for the Quarter ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel
               Consents of independent public accountants

  27    Financial Data Schedule
               Financial Data Schedule of ALD Services, Inc. ending June
               30, 2000











                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALD Services, Inc.
                            (Registrant)

Date: August 9, 2000

By:/s/ Frank Danesi, Jr.
Frank Danesi, Jr., President and Director