Form 10KSB/A
period 2000-03-31
ALD SERVICES INC
filed 2000-10-19
CIK 1092050

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

               Commission File Number 0-27035

                     ALD Services, Inc.
   (Exact Name of Registrant as Specified in its Charter)

          Nevada                   88-0408274
     (State or other            (I.R.S. employer
     jurisdiction of         identification number)
     incorporation or
      organization)


  8787 Washburn Road Las Vegas,              89129
              Nevada
 (Address of principal executive           (Zip code)
             offices)

  Registrant's Telephone Number, Including Area Code: (702)
                          683-7896

 Securities Registered Pursuant to Section 12(b) of the Act:
                            NONE

 Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 2,106,000 issued and outstanding as of December
31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-B is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.

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

                        COMMON STOCK

     Name of        Number of     % of Class
Beneficial Owner      Shares

Frank Danesi, Jr.   1,900,000        90.22
(1)

All Executive       1,900,000        90.22
Officers and
Directors as a
Group (1 persons)

Footnotes to Principal Shareholders:

  1. The address of each executive officer and director is c/o 8787 Washburn Road, Las Vegas, Nevada 89129.

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


ITEM 7. FINANCIAL STATEMENTS.

                      TABLE OF CONTENTS

                                                             PAGE

INDEPENDENT AUDITORS' REPORT                                    1

BALANCE SHEET                                                   2

STATEMENT OF OPERATIONS                                         3

STATEMENT OF STOCKHOLDERS' EQUITY                               4

STATEMENT OF CASH FLOWS                                         5

NOTES TO FINANCIAL STATEMENTS                                   6






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

/s/James E. Slayton, CPA
Ohio License ID# 04-1-15582

                     ALD Services, Inc.
                (A Development Stage Company)

                       BALANCE. SHEET
                            AS AT
           December 31, 1998 and December 31, 1999


                                                 December 31  December 31
                                                     1999         1998
ASSETS

CURRENT ASSETS

Cash                                                739.00       43.00

Other Current Assets                               1,307.00     2,000.00

Total Current Assets                               2,046.00     2,043.00

PROPERTY AND EQUIPMENT

Land                                              10,000.00       0.00

Total Property and Equipment                      10,000.00       0.00

OTHER ASSETS

Organization Costs net of Amortization              235.00       285.00

TOTAL ASSETS                                      12,281.00     2,328.00

Liabilities & Equities

CURRENT LIABILITIES

Accounts Payable                                     0.00         0.00

Total Current Liabilities                            0.00         0.00

OTHER LIABILITIES

Due to Shareholder                                11,920.00       0.00

Total Other Liabilities                           11,920.00       0.00

Total Liabilities                                 11,920.00       0.00

EQUITY

Capital Stock                                      2,106.00     1,900.00

Additional Paid in Capital                         1,024.00     200.00

Donated Capital                                     295.00       295.00

Retained Earnings or (Deficit accumulated during  (3,064.00)    (67.00)
development stage)

Total Stockholders' Equity                          361.00      2,328.00

TOTAL LIABILITIES & OWNER'S EQUITY                12,281.00     2,328.00


             See accompanying notes to financial statements

                      ALD Services, Inc
                (A Development Stage Company)

                   STATEMENT OF OPERATIONS
                         FOR PERIOD
 November 10, 1998 (Date of Inception) to December 31, 1998
and the years ending December 31, 1999 and December 31, 1998


                                  November 10,  December 31  December 31
                                      1998         1999          1998
                                    (Date of
                                   Inception)
                                  to December
                                    31,1999
REVENUE

Services                              0.00         0.00          0,00

COSTS AND EXPENSES

Selling, General and                3,004.00     2,947.00       57.00
Administrative

Amortization of Organization         60.00         50.00        10.00
Costs

Total Costs and Expenses            3,064.00     2,997.00       67.00

Net Ordinary Income or (Loss)      (3,064.00)   (2,997.00)     (67.00)

Weighted average number of         2,106,000     2,106,000    2,106,000
common shares outstanding

Not Loss Per Share                  (0.001)       (0.001)       0.000

          See accompanying notes to financial statements

                     ALD Services, Inc.
                (A Development Stage Company)

   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR PERIOD
 November 10, 1998 (Date of Inception) to December 31, 1998
 and the years ending December 31, 1999 and December 31,1998

                   Common Stock     Addition  Donated   Deficit   Total
                                    al paid-  Capital  Accumula  Sotckho
                                       in                 ted     lder's
                                     Capital            During    Equity
                                                       Developm
                                                          ent
                                                         Stage
                Shares     Amount

November 10,                                   295.00             295.00
1998 Donated
Capital from
Stockholders

November 12,  1,900,000   1,900.00   200.00                      2,100.0
1998 Issued                                                         0
for cash

Net loss                                                (67.00)   (67.00)
November 10,
1998
(inception) to
December 31,
1998

Balances as at 1,900,000  1,900.00   200.00    295.00   (67.00)  2,328.00
December 31,
1998

April 2, 1999  206,000.0   206.00    824.00                      1,030.0
Received stock     0                                                0
Subscription
for cash and
services
rendered

Net loss                                               (2,997.0  (2,997.
January 1,                                                0)       00)
1990 to
December
31,1999

Balances as at 2,106,000  2,106.00  1,024.00   295.00  (3,064.0   361.00
December                                                  0)
31,1999

       See accompanying notes to financial statements

                     ALD Services, Inc.
                (A Development Stage Company)

             STATEMENT OF CASH FLOWS FOR PERIOD
 November 10, 1998 (Date of Inception) to December 31, 1993
and the years ending December 31, 1999 and December 31, 1998

                                     November 10,  December 31 December 31
                                         1998         1999         1998
                                       (date of
                                      Inception)
                                          to
                                     December 31,
                                         1999

Cash Flows From Operating Activities
Net Income Or (Loss) From Operations  (3,064.00)   (2,997.00)    (67.00)
Adjustments To Reconcile Net Income
To Net Cash Provided

Amortization Of Organization Costs      60.00         50.00       10.00

Services In Exchange For Stock          125.00       125.00

Decrease (Increase) In Current          693.00       693.00     (2,000.00)
Assets

Net Cash Provided By Operating        (2,186.00)   (2,129.00)   (2,057.00)
Activities

Cash Flows From Investing Activities

Purchase Of Land                     (10,000.00)   (10,000.00)     0.00

Net Cash Used By Investing           (10,000.00)   (10,000.00)     0.00
Activities

Cash Flows From Financing Activities

Issuance Of Capital Stock              1,005.00      905.00      2,100.00

Advances From Shareholders            11,920.00     11,920.00      0.00

Net Cash Provided By Financing        12,925.00     12,825.00    2,100.00
Activities

Balance At Beginning Of Period           0.00         43.00        0.00

Net Increase (Decrease) In Cash         739.00       696.00       43.00

Balance As At End Of Period             739.00       739.00       43.00

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

    NAME OF         POSITION WITH COMPANY    ANNUAL COMPENSATION
   INDIVIDUAL

Frank Danesi,     President and Director           $12,000
Jr.

Footnotes to Executive Compensation:

  1.   No executive officer of the Company prior to December
31, 1999 drew a salary from the Company.

  2. There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

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


                      INDEX TO EXHIBITS

Exhibi  Name and/or Identification of Exhibit

Number

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

                     ALD Services, Inc.
------------------------------------------------------------
                    --------------------

                        (Registrant)

Date: March 30, 2000

By: /s/Frank Danesi, Jr., President and Director