Form 10QSB
period 2000-09-30
ALD SERVICES INC
filed 2000-11-14
CIK 1092050

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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


/1/


                     ALD SERVICES, INC.
                (A Development Stage Company)


                      Table of Contents
                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors' Report                                   4

Balance Sheet As At December 31, 1999 and September 30, 2000   5

Statement of Operations for Period Ended September 30, 2000    6
and Period Ended September 30, 1999

Statement of Cash Flows for Period Ended September 30, 2000    7
and Period Ended September 30, 1999

Notes to Financial Statements                                  8

Item 2. Management's Discussion and Plan of Operation          10

PART II - OTHER INFORMATION

Item 6. Exhibits                                               11

SIGNATURES                                                     12




/2/






                     ALD Services, Inc.
                (A DEVELOPMENT STAGE COMPANY)

                    FINANCIAL STATEMENTS

                      FOR PERIOD ENDING

                     September 30, 2000






/3/



James E. Slayton, CPA

2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-864-3553


                INDEPENDENT AUDITORS' REPORT

                      October 30, 2000

Board of Directors
ALD Services, Inc. (the Company)
Las Vegas, Nevada 89102


   I have reviewed the accompanying balance sheet of ALD Services, Inc. (A Development Stage Company), as of September 30, 2000, and related statements of income and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ALD Services, Inc. (A Development Stage Company).

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


/4/



               PART I - FINANCIAL INFORMATION

            Item 1. Audited Financial Statements

                     ALD Services, Inc.
                (A Development Stage Company)

                        BALANCE SHEET
                            AS AT
          December 31, 1999 and September 30, 2000


                                    September 30    December 31
                                        2000            1999

   ASSETS

   CURRENT ASSETS
   Cash                                1,832.00          739.00
   Accounts Receivable                 4,353.00            0.00
   Other Current Assets                1,307.00        1,307.00
                                       --------       ---------
   Total Current Assets                7,492.00        2,046.00

   PROPERTY AND EQUIPMENT
   Land                               10,000.00       10,000.00
                                      ---------       ---------
   Total Property and Equipment       10,000.00       10,000.00

   OTHER ASSETS
   Organizational Costs net of             0.00          235.00
   Amortization

   TOTAL ASSETS                       17,492.00       12,281.00



   LIABILITIES & EQUITY

   CURRENT LIABILITIES
   Accounts Payable                        0.00            0.00
                                       --------        --------
   Total Current Liabilities               0.00            0.00

   OTHER LIABILITIES
   Due to Shareholder                  7,720.00       11,920.00
                                       --------       ---------
   Total Other Liabilities             7,720.00       11,920.00
                                       --------       ---------
   Total Liabilities                   7,720.00       11,920.00

   EQUITY
   Capital Stock                       2,106.00        2,106.00
   Additional Paid in Capital          1,024.00        1,024.00
   Donated Capital                       295.00          295.00
   Retained Earnings or (Deficit       6,347.00      (3,064.00)
   accumulated during development      --------       ---------
   stage)

   Total Stockholders' Equity          9,772.00          361.00

   TOTAL LIABILITIES & OWNER'S        17,492.00       12,281.00
   EQUITY                             =========       =========

       See accompanying notes to financial statements


/5/



                     ALD Services, Inc.
                (A Development Stage Company)

                   STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING
                     September 30, 2000



                        September      September
                         30, 2000        30, 1999

REVENUE
Services                 16,667.00           0.00

COSTS AND EXPENSES
Selling, General and      7,021.00       2,483.00
Administrative
Amortization of             235.00          13.00
Organization Costs       ---------       --------

Total Costs and           7,256.00       2,496.00
Expenses                 ---------       --------

Net Ordinary Income       9,411.00     (2,496.00)
or (Loss)                =========       ========



Weighted average         2,106,000      2,106,000
number of common
shares outstanding


Net Income                   0.004           0.00
Per Share




       See accompanying notes to financial statements


/6/



                     ALD Services, Inc.
                (A Development Stage Company)

                   STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING
                     September 30, 2000



                                       September      September
                                        30, 2000       30, 1999


CASH FLOWS FROM OPERATING
ACTIVITIES

Net income or (loss) from               9,411.00     (2,496.00)
operations
Adjustments to reconcile net
income to net cash Provided
Amortization of organization costs        235.00          12.00

Services in exchange for stock              0.00           0.00
Decrease (Increase) in current        (4,353.00)           0.00
assets
(Decrease)/Increase in current        (4,200.00)
liabilities                             --------       --------

Net Cash provided by Operating          1,093.00     (2,484.00)
Activities


CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of land                            0.00              0
                                        --------        -------
Net Cash used by investing                  0.00              0
activities


CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of Capital Stock                   0.00         905.00
Advances from Shareholders                  0.00       2,275.00
                                         -------        -------
Net Cash provided by financing              0.00       3,180.00
activities

Balance at beginning of period            739.00          43.00
Net increase (decrease) in cash         1,093.00         696.00
Balance as at end of period             1,832.00         739.00




       See accompanying notes to financial statements


/7/



                         ALD Services, Inc.
                A Development Stage Company)

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     Accounting policies and procedures have not been determined except as follows:

     1.The Company uses the accrual method of accounting.

     2.The Company adopted SOP 98-5 in July 2000 and accordingly expense the balance of organization costs at that time.

     3.Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

     4.The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     5.The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

     6.The  Company experienced losses for its first  fiscal  tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

     7.The   Company's  Statement  of  Cash  Flows  is   reported
       utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.


/8/



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


/9/



    Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements. The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Results of Operations

The Company generated revenues of $16,667 as of September 30, 2000. Although the Company has a limited operating history, activities to date have been primarily designed to further our principal business objective as stated above. Final completion of two projects that had begun just after the turn of the year resulted in the revenues generated for this quarter. In completing these projects it became clear as to the types of future projects the Company will pursue. We came to the conclusion that the return on future projects must be greater given the time invested. The strategic partnerships entered into and mentioned in the previous quarterly report remain
intact   and  should  provide  returns  in  line  with  previous
forecasts.

This, in turn, has helped define our business plan and aided in the recruitment of more qualified personnel to improve the company's efficiency of operation. With the completion of three projects, previously agreed upon strategic alliances, and initiating talks with two developing companies to build their infrastructure and implement the copyrighted software, ALD appears a step closer to developing the stand alone package for project management we have been designing. While there are no new products or services to announce, the process continues to refine the Company's software. The Company has found that only through true project implementation (as opposed to modeling) can the software be best refined for use.

Future Business

We  believe  over  the next several months the software  will  be refined  to  the  point  where  it  will  require  less  personal involvement from the Company for its use. That in turn will provide needed time by management to explore more avenues for revenue generation. It is the Company's desire in the next 12 calendar months we will be able to work with, support, and develop at least one new start-up company per month.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On November 10, 1998, the Company issued 1,900,000 shares of its $0.001 par value common shares for cash of $100 and the cancellation of $2,000 of debt. On April 2, 1999, the Company issued 206,000 shares of its common stock for cash of $905 and in exchange for services rendered of $125.

Although the Company has begun to generate revenues, without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to increase revenues through increasing sales over the next 2 years, however, if we are unsuccessful we may need to seek additional capital through a private offering of our securities once we are listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs indefinitely.


/10/



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

  13    Annual or Quarterly Reports

               (a) Form 10-QSB for the Quarter ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

  27    Financial Data Schedule

               Financial Data Schedule of ALD Services, Inc. ending September 30, 2000


/11/



                         SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ALD Services, Inc.

                        (Registrant)

Date: November 10, 2000

By:  /s/ Frank Danesi, Jr.

Frank Danesi, Jr., President and Director


/12/