Form 10KSB
period 2000-12-31
ALD SERVICES INC
filed 2001-03-05
CIK 1092050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         ------------------------
                                Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the Fiscal Year Ended December 31, 2000
                              -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Transition Period from __________ to __________

                      Commission File Number 000-27035

                              ALD Services, Inc.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

         Nevada                                        88-0408274
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                           8787 Washburn Road
                        Las Vegas, Nevada  89129
               ----------------------------------------
               (Address of principal executive offices)

                                (702) 612-7825
-----------------------------------------------------------------------
                         (Issuer's telephone number)
-----------------------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 2,106,000 issued and outstanding as of December 31, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's common stock was cleared for quotation by the National Association of Securities Dealers("NASD") on or about November 16, 2000 for trading on the "Over-the-Counter" Bulletin Board ("NASDOTCBB") under the stock ticker symbol "ALDI". To date, there have been limited trades of the Company's common stock on the open market. As such, the Company's common stock is at the present time highly illiquid. Therefore, there is no way to ascertain a accurate market value for the common stock as of the date of the filing of this document.

The number of shares of Common Stock outstanding as of December 31, 2000 was 2,106,000.
                          ----------------------------

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property....................................... 8
    Item 3.  Legal Proceedings............................................. 8
    Item 4.  Submission of Matters to a Vote of Security Holders........... 8

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters.......9
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....10
    Item 7.  Financial Statements..........................................12
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................13

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................14
    Item 10. Executive Compensation........................................14
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................15
    Item 12. Certain Relationships and Related Transactions................15
    Item 13. Exhibits and Reports on Form 8-K..............................16

SIGNATURES   ..............................................................17

                      DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                          ----------------------------


                           Forward-Looking Statements


This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

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

Risk Factors

ALD devotes much of its time and resources in identifying market/client needs. With the rapid technological changes in "competitors" software packages it is difficult for ALD to be on the cutting edge. Therefore, ALD concentrates on its physical presence to meet potential clients' needs. That being the case and the limited number of staff available at this time severely hampers the company's ability for earnings. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. ALD's only alternative to compete favorably is to concentrate on the "hands on" approach with its clients, satisfy their needs, and use them to build their client base. As that base grows, follow up support for the software package will also have to grow and at that time, additional funds and personnel will be needed to "match" the competitor's efforts in the marketplace. ALD does not have these resources at this time. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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


Name                        Age                        Position
----                        ---                        --------
Frank Danesi, Jr.           47                         President & CEO



Frank Danesi, Jr. - President, Chief Executive Officer, CFO: Mr. Danesi is currently Chief Operations Officer for GoPublicCentral.com, Inc, a Nevada based securities consulting service organization. He was also the founder of Bandit Brewing Company (BBC) and was its Chairman, Chief Executive Officer, and President of the Company since its inception until November 1999. Prior to incorporating Bandit Brewing Company and since June 1995, Mr. Danesi was General Partner of Black Sheep Brewing Company L.P. (BSBC), whose assets were merged into BBC in September 1996. In February 1991, he formed Lone Mountain Brewing, Inc. and opened its first subsidiary - The Home Brewery in Las Vegas, Nevada. He then formed Major Brewing Services (MBS) in December 1994 as a second subsidiary. The Home Brewery, which he subsequently sold, was a retail equipment and supplier store which primarily targets the home brewing and beer hobby market. MBS was created to provide advising and equipment services to the brewing industry. MBS was the general partner and manager of the predecessor company (BSBC). Mr. Danesi and Lone Mountain Brewing helped develop, manage, and construct a 12,000 square foot Bandit Brewing Company facility which includes brewing, bottling, packaging, cold storage, and executive office facilities. Mr. Danesi is formerly a Major for the United States Air Force where he served 15 years until his retirement. His USAF career was spent in Aircraft Maintenance, Munitions and Logistics working in the continental United States and the Pacific and European regions. He supervised aircraft and munitions organizations worldwide, ranging from 150 to 750 people and commanded a 500 person aircraft maintenance squadron with assets over $250 million and an annual budget in excess of $3 million. Mr. Danesi was awarded the Air Force Meritorious Service Medal with two Bronze Oak Leaf Clusters, Air Force Commendation with one Bronze Oak Leaf Cluster, National Defense Medal, and the Southwest Asia Service Medal with one Oak Leaf Cluster. Mr. Danesi holds a Bachelor of Science Degree in Psychology from Ursinus College and a Masters of Business Administration Degree from LaSalle College.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 8787 Washburn Road, Las Vegas, Nevada 89149. The office space is provided by the sole officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve (12) months.

ITEM 3 -- LEGAL PROCEEDINGS.
The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                 PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been approved, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals.
The Company's common stock was cleared for quotation by the National Association of Securities Dealers("NASD") on or about November 16, 2000 for trading on the "Over-the-Counter" Bulletin Board ("NASDOTCBB") under the stock ticker symbol "ALDI". To date, there have been limited trades of the Company's common stock on the open market. As such, the Company's common stock is at the present time highly illiquid. Therefore, there is no way to ascertain an accurate market value for the common stock as of the date of the filing of this document.

The following table sets forth certain information as of the end of 2000, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.


Title      Name & Address                     Amount of        Percent
of         of Beneficial                      shares           of
Class      Owner of Shares       Position     held by Owner    Class
------     ---------------       --------     -------------    -------


Common   Frank Danesi, Jr.(1)    Chairman/    1,900,000        90.22%
                                 CEO
---------------------------------------------------------------------

All Executive Officers and
    Directors as a Group (1 person)          1,900,000        90.22%


Footnotes to Principal Shareholders:

1. The address of each executive officer and director is c/o 8787 Washburn Road, Las Vegas, Nevada 89149.

As of December 31, 2000, there were 31 stockholders of record and approximately one (1) beneficial owner of the Company's common stock.

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

Overview

The Company was organized November 10, 1998, and is considered to be a developmental stage company engaged in the consulting and operations management consulting. The Company has a limited operating history. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

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

Results of Operations

Period from January 1, 2000 to December 31, 2000.

The operational period from January 1, 2000 to December 31, 2000, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

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

Expenses. The Company incurred expenses for the operating period January 1, 2000 to December 31, 2000, totaling $11,106.00. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, ALD Services experienced a net income of $11,561.00. The Company had anticipated incurring a loss during the initial commencement of operations until such time that it would realize revenues from employment services operations in the fiscal year 2001. Instead, the Company earned a small amount of net income. However, at the present time, the Company anticipates incurring a loss during the fiscal year of 2001. The Company anticipates a possible return to profitability in fiscal year 2002 when it predicts revenue is expected to grow from employment services operations.

Liquidity and Capital Resources

The Company has generated limited revenues during this period. It is anticipated that the Company will realize revenues from its services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by ALD Services may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

ITEM 7. FINANCIAL STATEMENTS.


                              TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6


James E. Slayton, CPA
---------------------
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1 330-864-3553

                         INDEPENDENT AUDITORS REPORT
                         ---------------------------

                                                    January 12, 2001
Board of Directors
ALD Services, Inc. (the Company)
Las Vegas, Nevada 89102

I have audited the Balance Sheet of ALD Services, Inc. (A Development Stage Company), as, of December 31, 1999 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period November 10, 1998 (Date of Inception) to December 31, 2000 and the years ending December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ALD Services, Inc., (A Development Stage Company), as of December 31, 1998 and December 31, 1999, and the results of its operations and cash flows for the period November 10, 1998 (Date of Inception) to December 31, 2000, and years ending December 31, 1998 and December 31, 1999 in conformity with generally accepted accounting principles.

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

/s/James E. Slayton, CPA
------------------------
Ohio License ID# 04-1-15582

                                ALD Services, Inc.
                           (A Development Stage Company)
                                  BALANCE SHEET
                                     AS AT
                    December 31, 1999 and December 31, 2000


BALANCE SHEET

                                             Dec. 31, 2000   Dec. 31, 1999
                                             -------------   -------------
ASSETS
------

CURRENT ASSETS
Cash                                            3,982.00          739.00
Accounts Receivable                             4,353.00
Other Current Assets                            1,307.00        1,307.00
                                                --------        --------
Total Current Assets                            9,642.00        2,046.00

PROPERTY AND EQUIPMENT

Land                                           10,000.00       10,000.00
                                               ---------       ---------
Total Property and Equipment                   10,000.00       10,000.00

OTHER ASSETS

Organization Costs net of Amortization              0.00           235.00

TOTAL ASSETS                                   19,642.00        11,542.00
                                               =========        =========

Liabilities & Equities
----------------------

CURRENT LIABILITIES

Accounts Payable                                    0.00             0.00

Total Current Liabilities                           0.00             0.00

OTHER LIABILITIES

Due to Shareholder                              7,720.00        11,920.00
                                               ---------        ---------
Total Other Liabilities                         7,720.00        11,920.00
                                               ---------        ---------
Total Liabilities                               7,720.00        11,920.00

EQUITY

Capital Stock                                   2,106.00         2,106.00
Additional Paid in Capital                      1,024.00         1,024.00
Donated Capital                                   295.00           295.00
Retained Earnings or (Deficit accumulated
                   during development stage)    8,497.00        (3,064.00)
                                               ---------        ----------
Total Stockholders' Equity                     11,922.00           361.00
                                               ---------        ---------
TOTAL LIABILITIES & OWNER'S EQUITY             19,642.00        12,281.00
                                               =========        =========


               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (A Development Stage Company)
                        STATEMENT OF OPERATIONS FOR PERIOD
           November 10, 1998 (Date of Inception) to December 31, 1998
         and the years ending December 31, 2000 and December 31, 1999


STATEMENT OF OPERATIONS

                                Nov. 10, 1998
                             (Date of Inception)    Year ended     Year ended
                               to Dec. 31, 2000   Dec. 31, 2000   Dec. 31, 1999
                               ----------------   -------------   -------------
REVENUE
Services                           22,667.00        22,667.00           0.00

COSTS AND EXPENSES

Selling, General and
   Administrative                  13,875.00        10,871.00        2,947.00
Amortization of
   Organization Costs                 295.00           235.00           50.00
                                   ---------        ---------        --------
Total Costs and Expenses           14,170.00        11,106.00        2,997.00
                                   ---------        ---------        --------
Net Ordinary Income or (Loss)       8,497.00        11,561.00       (2,997.00)
                                   =========        =========       ==========
Weighted average number of
   common shares outstanding       2,106,000        2,106,000       2,106,000
                                   =========        =========       ==========
Net Loss Per Share                     0.004            0.005          (0.001)
                                   =========        =========       ==========



               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR PERIOD
           November 10, 1998 (Date of Inception) to December 31, 1998
         and the years ending December 31, 2000 and December 31, 1999



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Common Stock                      Deficit
                                                     Accumulated
                                  Additional           During        Total
                                  Paid-in   Donated  Development  Stockholder's
                     Shares  Amt  Capital   Capital     Stage        Equity
                     ------  ---  -------   -------  -----------  -------------
Nov 10, 1998
Donated Capital
from Stockholders                             295                     295

Nov 12, 1998
Issued for cash     1,900   1,900   200                             2,100

Net loss Nov 10,
1998 (inception)
to Dec 31, 1998                                           (67)        (67)
                 ---------------------------------------------------------
Balances as at
Dec 31, 1998       1,900    1,900   200       295         (67)        (67)

April 2, 1999
Received stock
Subscription for
cash and services
rendered         206,000      206   824                             1,030

Net loss Jan 1,
1990 to
Dec 31,1999                                            (2,997)     (2,997)
                 ---------------------------------------------------------
Balances as at
Dec 31, 1999     2,106,000  2,106  1,024      295      (3,064)        361

Net Income
Jan 1, 2000 to
Dec 31, 2000                                           11,561      11,561
                 --------------------------------------------------------
Balances as at
Dec 31, 2000     2,106,000  2,106  1,024      295       8,497      11,922




               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (A Development Stage Company)
                         STATEMENT OF CASH FLOWS FOR PERIOD
           November 10, 1998 (Date of Inception) to December 31, 1998 and the years ending December 31, 2000 and December 31, 1999



STATEMENT OF CASH FLOWS

                                Nov. 10, 1998
                             (Date of Inception)
                               to Dec. 31, 2000   Dec. 31, 2000   Dec. 31, 1999
                               ----------------   -------------   -------------
Cash Flows From Operating Activities

Net Income Or (Loss)
From Operations                   8,497.00         11,561.00       (2,997.00)

Adjustments To Reconcile Net
Income To Net Cash Provided

Amortization Of Organization
   Costs                            295.00            235.00           60.00

Services In Exchange For Stock      125.00              0.00          125.00

Decrease (Increase)
   In Current Assets             (3,660.00)        (4,353.00)         693.00
                                 ----------        ----------       --------
Net Cash Provided By
    Operating Activities          5,257.00          7,443.00       (2,119.00)


Cash Flows From Investing Activities

Purchase Of Land                (10,000.00)             0.00      (10,000.00)
                                -----------        ----------     -----------
Net Cash Used By
   Investing Activities         (10,000.00)             0.00      (10,000.00)

Cash Flows From Financing Activities

Issuance Of Capital Stock         1,005.00              0.00          905.00

Advances From Shareholders        7,720.00         (4,200.00)      11,920.00
                                 ----------        ----------      ---------
Net Cash Provided By
   Financing Activities           8,725.00         (4,200.00)      12,825.00

Balance At Beginning Of Period        0.00            739.00           43.00
Net Increase (Decrease) In Cash   3,982.00          3,243.00          706.00
                                  --------          --------       ---------
Balance As At End Of Period       3,982.00          3,982.00          749.00


               See accompanying notes to financial statements



                              ALD Services, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

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

2. The Company adopted SOP 98-5 in July 2000 and accordingly expense the balance of organization costs at that time.

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



                              ALD Services, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------


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



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.



Name                            Position         Annual Compensation
----------------------------    ---------       --------------------
Frank Danesi, Jr.               President        $12,000


Footnotes to Executive Compensation:
------------------------------------
1. No executive officer of the Company prior to December 31, 2000 drew a salary from the Company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of James E. Slayton, Certified Public Accountant, to perform audited financials for the Company. Mr. Slayton owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

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

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed Nov. 30, 1998(1)

  3.2    By-Laws of the Company adopted November 12, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         No instruments other than those included in Exhibit 3

(23)     CONSENT OF EXPERTS AND COUNSEL

  23.1   Consents of independent public accountants(1)
  23.2   Consents of independent public accountants (2)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule
  27.2   Financial Data Schedule of ALD Services, Inc. ending December
         31, 2000 (2)

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on August 13, 1999, and incorporated herein by reference.

(2)  Filed in this report.

(b)  REPORTS ON FORM 8-K

The Company did file any Current Reports during calendar year 2000.

                               SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ALD Services, Inc.
                                           ------------------------
                                                 (Registrant)


                                           By:  /s/ Frank Danesi Jr.
                                           -------------------------
                                           President and Director

Date: February 28, 2001