Form 10QSB
period 2001-03-31
ALD SERVICES INC
filed 2001-05-14
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                      Commission File Number 000-27035

                              ALD Services, Inc.
          -----------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

         Nevada                                        88-0408274
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                                8787 Washburn Road
                             Las Vegas, Nevada  89129
-----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (702) 612-7825
-----------------------------------------------------------------------
                         (Issuer's telephone number)

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,000,000 Common Stock, authorized, 2,106,000 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

                                      4
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                      330 E. Warm Springs
                                                     Las Vegas, NV  89119
                                                             702.528.1984
                                                     425.928.2877 (e-fax)


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
ALD Services, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of ALD Services, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period November 10, 1998 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period November 10, 1998 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Another CPA firm has previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALD Services, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in their report dated January 12, 2001, the CPA firm expressed an unqualified opinion on those financial statements.


May 10, 2001


/s/ G. Brad Beckstead
-------------------------
G. Brad Beckstead, CPA

                             ALD Services, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (Unaudited)
                                                March 31,    December 31,
Assets                                             2001         2000
                                                ---------     ----------
Current assets:
Cash                                            $    180      $   3,982
Accounts receivable                                4,353          4,353
Other current assets                               1,307          1,307
                                                ---------     ---------
Total current assets                               5,840          9,642
                                                ---------     ---------
Property and equipment:
  Land                                            10,000         10,000
                                                ---------     ---------
    Total property and equipment                  10,000         10,000
                                                ---------     ---------
Total Assets                                    $ 15,840      $  19,642
                                                ========      =========

Liabilities and Stockholders' Equity

Current liabilities                             $      -      $       -
                                                --------      ---------

Other liabilities
  Due to shareholder                               7,720         7,720
                                                --------     ---------
   Total other liabilities                         7,720         7,720
                                                --------     ---------
   Total liabilities                               7,720         7,720
                                                --------     ---------

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     2,106,000 shares issued and
     outstanding                                   2,106         2,106
Additional paid-in capital                         1,024         1,024
Donated Capital                                      295           295
Deficit accumulated during development stage       4,695         8,497
                                                --------     ---------
                                                   8,120        11,922
                                                ---------     --------

Liabilities and Stockholders' Equity            $ 15,840     $  19,642
                                                ========     =========


The accompanying Notes are an integral part of these financial statements.

                             ALD Services, Inc.
                        (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000
     and For the Period November 10, 1998 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                         Three Months Ending  Nov. 10, 1998
                                               March 31,      (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------

Revenue                                      $       -  $       - $  22,667
                                             ---------  --------- ---------
Expenses:
   Amortization expense                              -         13       295
   General and administrative expenses           3,802         36    17,677
                                             ---------  --------- ---------
     Total expenses                              3,802         49    17,972
                                             ---------  --------- ---------
Net (loss)                                   $  (3,802) $     (49) $  4,695
                                             =========  ========   ========

Weighted average number of
    common shares outstanding                2,106,000  2,106,000  2,106,000
                                             =========  =========  =========
Net (loss) per share                         $   (0.00) $   (0.00) $   (0.00)
                                             =========  =========  =========



The accompanying Notes are an integral part of these financial statements.

                              ALD Services, Inc.
                       (a Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
             For the Three Months Ending March 31, 2001 and 2000
     and For the Period November 10, 1998 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS




                                         Three Months Ending  Nov. 10, 1998
                                               March 31,      (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                   (3,802)        (49)     4,695
Amortization expense                              -          13        295
Services in exchange for stock                    -           -        125
Decrease (increase) in current assets             -           -     (3,660)
                                           --------     -------   ---------
Net cash used by
operating activities                         (3,802)        (36)     1,455
                                           --------     -------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of land                                  -           -    (10,000)
                                           --------     -------   ---------
Net cash used by
investing activities                              -           -    (10,000)
                                           --------     -------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                          -           -      1,005
Advances from shareholders                        -           -      7,720
                                           --------     -------   ---------
Net cash provided by
financing activities                              -           -      8,725
                                           --------     -------   ---------
Net (decrease) increase in cash             (3,802)         (36)       180
Cash - beginning                             3,982          739          -
                                           --------     -------   ---------
Cash - ending                              $   180      $   703   $    180
                                           =======      =======   =========


Supplemental disclosures

     Interest expense                      $            $     -   $       -
                                           =======      =======   =========
     Income taxes                          $ 1,292      $     -   $       -
                                           =======      =======   =========



The accompanying Notes are an integral part of these financial statements.

                           ALD Services, Inc.
                    (a Development Stage Company)
                                  Notes

Note 1 - History and organization of the company

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, as ALD Services, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. Web development costs are capitalized and amortized over a period of 60 months.

7. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8. The Company has adopted December 31 as its fiscal year end.

                           ALD Services, Inc.
                    (a Development Stage Company)
                                  Notes


Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On November 12, 1998, the Company issued 1,900,000 shares of its $0.001 par value common stock for cash of $100 and the cancellation of $2,000 of debt.

On April 2, 1999, the Company issued 206,000 shares of its $0.001 par value common stock for cash of $905 and services rendered in the amount of $125, pursuant to Regulation D, Rule 504.

On June 30, 1999, the Company split its common stock 20 shares for 1 share. This change is reflected in the shares issued on November 12, 1998 and April 2, 1999.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not commenced its planned principal operations and it intends to sell additional shares of its authorized common or preferred stock if capital is needed. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                           ALD Services, Inc.
                    (a Development Stage Company)
                                  Notes


Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

ALD Services, Inc. ("ALDI" or the "Company"), a Nevada corporation incorporated on November 10, 1998, is a developmental stage consulting company with a principal business objective to integrate the spectrum of processes within the logistics, supply, transportation, contracting, financial management, and manpower management environments. ALDI seeks to provide reputable consultations, recommendations for improvements, and if so desired, flow-systems for improved decision making and implementation.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's can generate in revenues. Since the Company's inception (November 10, 1998) through March 31, 2001, the Company had generated a modest profit of $4,695.

Going Concern- The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. (See Financial Note #5.)

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $22,667 in revenues since its inception. During its developmental period, the Company does not expect to become profitable for at least another twelve to eighteen months. During the First Quarter, ended, March 31, 2001, the Company had a net loss of $3,802. These funds were spent as general and administrative expenses. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Although the Company has a limited operating history, activities to date have been primarily designed to further the company's principal business objective as stated above. Final completion of two projects that had begun just after the turn of the year resulted in the revenues generated for past fiscal year. In completing these projects it became clear as to the types of future projects the Company will pursue. Management came to the conclusion that the return on future projects must be greater given the time invested. The strategic partnerships entered into and mentioned in the previous quarterly report remain intact and should provide returns in line with previous forecasts.

This, in turn, has helped define ALDI's business plan and aided in the recruitment of more qualified personnel to improve the company's efficiency of operation. With the completion of three projects, previously agreed upon strategic alliances, and initiating talks with two developing companies to build their infrastructure and implement the copyrighted software, ALDI appears a step closer to developing the stand alone package for project management we have been designing. While there are no new products or services to announce, the process continues to refine the Company's software. The Company has found that only through true project implementation (as opposed to modeling) can the software be best refined for use.


Plan of Operation
-----------------

The Company devotes the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental. Management believes over the next several months the software will be refined to the point where it will require less personal involvement from the Company for its use. That in turn will provide needed time by management to explore more avenues for revenue generation. It is the Company's desire in the next 12 calendar months we will be able to work with, support, and develop at least one new start-up company per month.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through March 31, 2001.

On November 12,1998, one (1) founding shareholder purchased 90,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, on April 2, 1999, the Company completed an offering of ten thousand three hundred (10,300) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of
Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of 3the Act. On June 30, 1999, the Company effectuated a twenty for one (20:1) forward stock split.

As of the date of this filing, the Company has two million one hundred six thousand (2,106,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty two (32) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) months. At that time, the Company may need additional working capital to finance its planned activity.

This is a developmental stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide personalized business consulting services to companies seeking assistance and guidance on corporate valuation, recommendations for improvements, cost-cutting opportunities and organizational issues. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its services to establish its operations in the business services market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 2001 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business,
results of operations and financial condition.   Additionally, a
superior competitive technology, service or product could force the Company out of business.

The Company currently has one (1) employee who is the sole officer and director of the Company. This employee has received no compensation through March 31, 2001. The Company does not plan to hire any additional employees until it can start generating revenues.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ALDI" and commenced its trading under that symbol on November 16, 2000.


Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, ALD Services, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against ALD Services, Inc.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000.
                Incorporated by reference to the Company's Annual
                Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended June 30, 2000 and September 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2001

                                           ALD SERVICES, INC.
                                     --------------------------------
                                               Registrant

By:  /s/ Frank Danesi, Jr.
---------------------------
Frank Danesi, Jr.
President and Director