Form 10QSB/A
period 2001-03-31
ALD SERVICES INC
filed 2001-07-20
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                           Amendment No. 1 to Form 10-QSB

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALD Services, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated July 16, 2001, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA
July 16, 2001

                             ALD Services, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (Unaudited)
                                                March 31,    December 31,
Assets                                             2001         2000
                                                ---------     ----------
Current assets:
Cash                                            $    180      $   3,982
Other current assets                                 568            568
                                                ---------     ---------
Total current assets                                 748          4,550
                                                ---------     ---------
Total Assets                                    $    748      $   4,550
                                                ========      =========

Liabilities and Stockholders' Equity

Current liabilities

  Due to shareholder                            $  1,920      $   1,920
                                                --------      ---------
   Total current liabilities                       1,920          1,920
                                                --------      ---------

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     2,106,000 shares issued and
     outstanding as of 3/31/01
     and 12/31/00 respectfully                     1,425         1,425
Additional paid-in capital                             -             -
Deficit accumulated during development stage      (2,597)        1,205
                                                --------     ---------
                                                  (1,172)       2,630
                                                ---------     --------

Liabilities and Stockholders' Equity            $    748     $   4,550
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


STATEMENT OF OPERATIONS

                                         Three Months Ending  Nov. 10, 1998
                                               March 31,      (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------

Revenue                                      $       -  $       - $   22,667
                                             ---------  --------- -----------
Expenses:
   General and administrative expenses           3,802         36     24,964
                                             ---------  --------- -----------
     Total expenses                              3,802         36     24,964
                                             ---------  --------- -----------
Net (loss)                                   $  (3,802) $     (36) $  (2,597)
                                             =========  ========== ==========

Weighted average number of
    common shares outstanding                2,106,000  2,106,000  2,072,652
                                             =========  =========  ==========
Net (loss) per share                         $   (0.00) $   (0.00) $   (0.00)
                                             =========  =========  ==========



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


STATEMENT OF CASH FLOWS




                                         Three Months Ending  Nov. 10, 1998
                                               March 31,      (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                   (3,802)        (36)    (2,597)
  Adjustments to reconcile net loss
  To net cash used by operating activities:
    Shares issued for services                    -           -        125
    Increase/(decrease) in due
       to shareholder                             -           -      1,920
    Decrease/(increase) in current assets         -           -       (568)
                                           --------     -------   ---------
Net cash used by
operating activities                         (3,802)        (36)    (1,120)
                                           --------     -------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by
investing activities                              -           -          -
                                           --------     -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                          -           -      1,300
                                           --------     -------   ---------
Net cash provided by
financing activities                              -           -      1,300
                                           --------     -------   ---------
Net (decrease) increase in cash             (3,802)         (36)       180
Cash - beginning                             3,982          739          -
                                           --------     -------   ---------
Cash - ending                              $   180      $   703   $    180
                                           =======      =======   =========


Supplemental disclosures

     Interest paid                         $     -      $     -   $       -
                                           =======      =======   =========
     Income taxes paid                     $ 1,292      $     -   $   1,292
                                           =======      =======   =========

Non-cash transactions:
  Stock issued for services provided       $     -      $     -   $     125
                                           =======      =======   =========
  Number of shares issued for services           -            -      25,000
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

                            ALD Services, Inc.
                    (a Development Stage Company)
                                  Notes

8. The Company has adopted December 31 as its fiscal year end.

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

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $22,667 in revenues since its inception. During its developmental period, the Company does not expect to become profitable for at least another twelve to eighteen months. During the First Quarter, ended, March 31, 2001, the Company had a net loss of $3,802 as compared to a net loss of $36 for the same period last year. These funds were spent as general and administrative expenses. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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

As of the date of this filing, the Company has two million one hundred six thousand (2,106,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty two (32) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts
receivable financing.    As stated in Financial Footnote #5, without
realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital to finance its planned activity. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Date:  July 17, 2001

                                           ALD SERVICES, INC.
                                     --------------------------------
                                               Registrant

By:  /s/ Frank Danesi, Jr.
---------------------------
Frank Danesi, Jr.
President and Director