Form 10QSB
period 2001-06-30
ALD SERVICES INC
filed 2001-07-23
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,000,000 Common Stock, authorized, 2,106,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (audited)..............................   6
          Statements of Operations (audited)...................   7
          Statement of Changes in Stockholders' Equity (audited)  8
          Statements of Cash Flows (audited)...................   9
          Notes to Financial Statements........................ 10-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19

Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

                                      4
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The audited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The registrant is submitting audited financials in place of reviewed financials, as the Company's Certified Public Accountant recently conducted an audit from the Company's inception. The financials submitted herewith reflect this audit.

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
                                                             702.528.1984
                                                     425.928.2877 (e-fax)


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
ALD Services, Inc.
(a Development Stage Company)
Las Vegas, NV

July 16, 2001

Board of Directors
ALD Services, Inc.
Las Vegas, NV

I have audited the Balance Sheets of ALD Services, Inc. (the "Company")
(A Development Stage Company), as of June 30, 2001 and December 31, 2000, and the related Statements of Operations for the three-month and six-month periods ended June 30, 2001 and 2000, Stockholders' Equity for the period ended June 30, 2001, and Cash Flows for the six-month periods then ended June 30, 2001 and 2000, and for the period November 10, 1998 (Date of Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALD Services, Inc.
(A Development Stage Company) as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods then ended, and for the period November 10, 1998 (Date of Inception) to June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                             ALD Services, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET


                                                June 30,   December 31,
Assets                                             2001         2000
                                                ---------     ----------
Current assets:
Cash                                            $    150      $   3,982
Other current assets                                 568            568
                                                ---------     ---------
Total current assets                                 718          4,550
                                                ---------     ---------
Total Assets                                    $    718      $   4,550
                                                ========      =========

Liabilities and Stockholders' Equity

Current liabilities

  Due to shareholder                            $  1,920      $   1,920
                                                --------      ---------
   Total current liabilities                       1,920          1,920
                                                --------      ---------

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     2,106,000 shares issued and
     outstanding as of 6/30/01
     and 12/31/00 respectfully                     1,425         1,425
Additional paid-in capital                             -             -
Deficit accumulated during development stage      (2,627)        1,205
                                                --------     ---------
                                                  (1,202)       2,630
                                                ---------     --------

Liabilities and Stockholders' Equity            $    718     $   4,550
                                                ========     =========


The accompanying Notes are an integral part of these financial statements.

                             ALD Services, Inc.
                        (a Development Stage Company)

                           Statement of Operations



STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending   Nov. 10, 1998
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $ 11,667  $      -  $ 11,667  $ 22,367
                        --------   --------  --------  --------  --------
Expenses:
  General and
  administrative
  expenses                    30      9,146     3,832     9,192    24,994
                        --------   --------  --------  --------  --------
Total expenses                30      9,146     3,832     9,182    24,994
                        --------   --------  --------  --------  --------
Net (loss)              $    (30)  $ (9,146) $ (3,832)  $ 2,485  $ (2,627)
                        ========   ========  ========   =======  ========

Weighted average
number of
common shares
outstanding             2,106,000  2,106,000  2,106,000  2,106,000  2,075,775
                        =========  =========  =========  =========  =========
Net (loss) per share    $  (0.00)  $    0.00  $  (0.00)  $    0.00  $  (0.00)
                        =========  =========  =========  =========  =========



The accompanying Notes are an integral part of these financial statements.

                                ALD Services, Inc.
                           (A Development Stage Company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Common Stock                      Deficit
                                                     Accumulated
                                     Additional        During        Total
                                     Paid-in         Development  Stockholder's
                     Shares    Amt   Capital             Stage        Equity

Nov 10, 1998
Donated capital                             295                          295

November 1998
Founders shares
issued for cash     1,900,000      95         5                        2,100

Net loss Nov 10,
1998 (inception)
to Dec 31, 1998                                           (352)         (352)
                   ----------------------------------------------------------
Balance,
12/31/1998          1,900,000  $   95   $   300         $ (352)      $    43

April, 1999
Rule 504 offering
issued cash and
services rendered     206,000      10     1,020                        1,030

June 1999
Forward 20:1
stock split                     2,001    (2,001)

June, 1999
adjust additional
paid in capital                 (681)       681

Net loss Jan 1,
1999 to
Dec 31, 1999                                            (1,686)       (1,686)
                   ----------------------------------------------------------
Balance,
12/31/1999         2,106,000  $1,425    $     -         $(2,038)      $ (613)

Net loss
Jan 1, 2000 to
Dec 31, 2000                                              3,243        3,243
                   ----------------------------------------------------------
Balance,
12/31/2000         2,106,000  $1,425    $     -         $ 1,205       $2,630

Net loss
January 1, 2001
to June 30, 2001                                         (3,832)      (3,832)
                   ----------------------------------------------------------
Balance,
6/30/2001        2,106,000   $1,425    $     -         $ (2,627)     $(1,202)
                 ============================================================



                              ALD Services, Inc.
                       (a Development Stage Company)

                        Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                         Six Months Ending    November 10, 1998
                                         -----------------     (Inception to)
                                         June 30,  June 30,      June 30,
                                           2001      2000          2001
                                         --------- --------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                 $ (3,832)  $  2,485    $ (2,627)
Adjustments to reconcile net loss
To net cash used by operating activities:
  Shares issued for services                      -          -         125
  Increase/(decrease) in due
     to shareholder                               -          -       1,920
  Decrease/(increase) in current assets           -          -        (568)
                                           --------   --------    ---------
Net cash used by
operating activities                         (3,832)     2,485      (1,150)
                                           --------   --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by
investing activities                              -          -           -
                                           --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                          -          -       1,300
                                           --------   --------    --------
Net cash provided by
financing activities                              -          -       1,300
                                           --------   --------    --------

Net (decrease) increase in cash             (3,832)      2,485         150
Cash - beginning                             3,982         739           -
                                           --------   --------    --------
Cash - ending                              $   150      $3,224    $    150
                                           =======      =======   ========


Supplemental disclosures

     Interest paid                         $     -      $    -    $      -
                                           =======      =======   ========
     Income taxes paid                     $ 1,292      $    -    $  1,292
                                           =======      =======   ========

Non-cash transactions:
  Stock issued for services provided       $     -      $    -    $    125
                                           =======      =======   ========
  Number of shares issued for services           -           -      25,000
                                           =======      =======   ========


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

Note 2 - Accounting policies and procedures

Accounting method
-----------------

The Company reports income and expenses on the accrual method.

Estimates
---------

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

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                           ALD Services, Inc.
                     (a Development Stage Company)
                                  Notes

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Year end
--------

The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended June 30, 2001 due to net losses.

Note 4 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

On November 12, 1998, the Company issued 1,900,000 shares of its $0.001 par value common stock for cash of $100.

On April 2, 1999, the Company issued 206,000 shares of its $0.001 par value common stock for cash of $905 and services rendered in the amount of $125, pursuant to Regulation D, Rule 504.

                           ALD Services, Inc.
                     (a Development Stage Company)
                                  Notes


On June 30, 1999, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues.
In order to obtain the necessary capital, the Company intends to raise funds via future securities offering. If the securities offerings do not raise sufficient capital, it would be unlikely for the Company to continue as a going concern.

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants and options

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's can generate in revenues. Since the Company's inception (November 10, 1998) through June 30, 2001, the Company had generated a net loss of $2,627 against revenues of $22,367.

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $22,667 in revenues since its inception. During its developmental period, the Company does not expect to become profitable for at least another twelve to eighteen months. During the Second Quarter, ended, June 30, 2001, the Company had a net loss of $3,832 as compared to a net profit of $2,485 for the same period last year. The loss incurred during the Second Quarter is attributed to general and administrative expenses versus no income. The Company does not have any material commitments for capital expenditures.

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


Plan of Operation
-----------------

The Company has devoted the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental. Management believes over the next several months the software will be refined to the point where it will require less personal involvement from the Company for its use. That in turn will provide needed time by management to explore more avenues for revenue generation.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 2001.

On November 12,1998, one (1) founding shareholder purchased 90,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, on April 2, 1999, the Company completed an offering of ten thousand six hundred (10,300) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of
Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of 3the Act. On June 30, 1999, the Company effectuated a twenty for one (20:1) forward stock split.

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

This is a developmental stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost-effectively and efficiently provide personalized business consulting services to companies seeking assistance and guidance on corporate valuation, recommendations for improvements, cost-cutting opportunities and organizational issues. The Company designates as its priorities for the second twelve (12) months of operations as developing and marketing its services to establish its operations in the business services market. Realization of sales of the Company's products, services and/or technology during the fiscal year ending December 31, 2001 is vital to its plan of operations. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business,
results of operations and financial condition.   Additionally, a
superior competitive technology, service or product could force the Company out of business.

The Company currently has one (1) employee who is the sole officer and director of the Company. This employee has received no compensation through June 30, 2001. The Company does not plan to hire any additional employees until it can start generating revenues.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the Quarter ended June 30, 2000 and September 30, 2000 and March 31, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 2001

                                           ALD SERVICES, INC.
                                     --------------------------------
                                               Registrant

By:  /s/ Frank Danesi, Jr.
---------------------------
Frank Danesi, Jr.
President and Director