Form 10QSB
period 2001-09-30
ALD SERVICES INC
filed 2001-11-14
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,000,000 Common Stock, authorized, 2,106,000 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  18

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                             702.528.1984
                                                     425.928.2877 (e-fax)


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
ALD Services, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of ALD Services, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period November 10, 1998 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period November 10, 1998 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

November 13, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                             ALD Services, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET


                                                September 30, December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
Cash                                            $    120      $   3,982
Other current assets                                 568            568
                                                ---------     ---------
Total current assets                                 688          4,550
                                                ---------     ---------
Total Assets                                    $    688      $   4,550
                                                ========      =========

Liabilities and Stockholders' Equity

Current liabilities

  Due to shareholder                            $  1,920      $   1,920
                                                --------      ---------
   Total current liabilities                       1,920          1,920
                                                --------      ---------

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     2,106,000 shares issued and
     outstanding as of 9/30/01
     and 12/31/00 respectfully                     1,425         1,425
Additional paid-in capital                             -             -
Deficit accumulated during development stage      (2,657)        1,205
                                                --------     ---------
                                                  (1,232)       2,630
                                                ---------     --------

Liabilities and Stockholders' Equity            $    688     $   4,550
                                                ========     =========


The accompanying notes are an integral part of these financial statements.

                             ALD Services, Inc.
                        (a Development Stage Company)

                           Statement of Operations


STATEMENT OF OPERATIONS

                       Three Months Ending  Nine Months Ending    Nov. 10, 1998
                          September 30,        September 30,     (Inception) to
                       -------------------  ------------------    September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $      -   $  5,000  $      -  $ 16,667  $ 22,367
                        --------   --------  --------  --------  --------
Expenses:
  General and
  administrative
  expenses                    30          -     3,832     9,192    25,024
                        --------   --------  --------  --------  --------
Total expenses                30      5,000     3,832     9,182    25,024
                        --------   --------  --------  --------  --------
Net (loss)              $    (30)  $  5,000  $ (3,832)  $ 7,485  $ (2,657)
                        ========   ========  ========   =======  ========

Weighted average
number of
common shares
outstanding             2,106,000  2,106,000  2,106,000  2,106,000  2,078,390
                        =========  =========  =========  =========  =========
Net (loss) per share    $  (0.00)  $    0.00  $  (0.00)  $    0.00  $  (0.00)
                        =========  =========  =========  =========  =========



The accompanying notes are an integral part of these financial statements.

                               ALD Services, Inc.
                        (a Development Stage Company)

                          Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                          Nine Months Ending    Nov. 10, 1998
                                         -------------------    (Inception) to
                                         Sept 30,     Sept 30,  September 30,
                                          2001          2000        2001
                                         ---------    ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                 $ (3,832)  $  7,485    $ (2,657)
Adjustments to reconcile net loss
To net cash used by operating activities:
  Shares issued for services                      -          -         125
  Increase due to shareholder                     -      2,161       1,920
  (Increase) in current assets                    -     (4,353)       (568)
  (Decrease) in current liabilities               -     (4,200)          -
                                           --------   --------    ---------
Net cash used by
operating activities                         (3,832)     1,093      (1,180)
                                           --------   --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                           --------   --------    --------
Net cash used by
investing activities                              -          -           -
                                           --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                          -          -       1,300
                                           --------   --------    --------
Net cash provided by
financing activities                              -          -       1,300
                                           --------   --------    --------

Net increase in cash                        (3,832)      1,093         120
Cash - beginning                             3,982         739           -
                                           --------   --------    --------
Cash - ending                              $   120      $1,832    $    120
                                           =======      =======   ========


Supplemental disclosures

     Interest paid                         $     -      $    -    $      -
                                           =======      =======   ========
     Income taxes paid                     $ 1,292      $    -    $  1,292
                                           =======      =======   ========

Non-cash transactions:
  Stock issued for services provided       $     -      $    -    $    125
                                           =======      =======   ========
  Number of shares issued for services           -           -      25,000
                                           =======      =======   ========


The accompanying notes are an integral part of these financial statements.

                             ALD Services, Inc.
                     (a Development Stage Company)
                                  Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,700 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             ALD Services, Inc.
                     (a Development Stage Company)
                                  Notes


Note 3 - Related party transactions

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's can generate in revenues. Since the Company's inception (November 10, 1998) through September 30, 2001, the Company had generated a net loss of $2,627 against revenues of $22,367.

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

Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $22,367 in revenues since its inception. During its developmental period, the Company does not expect to become profitable for at least another twelve to eighteen months. During the Third Quarter, ended, September 30, 2001, the Company had a net loss of $30 as compared to a net profit of $5,000 for the same period last year. The loss incurred during the Third Quarter is attributed to minimal general and administrative expenses versus no revenues. During the first nine months, ended September 30, 2001, the Company had a net loss of $3,862 as compared to a net profit of $7,485 for the same period last year.

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

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 2001.

On November 12,1998, one (1) founding shareholder purchased 90,000 shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, on April 2, 1999, the Company completed an offering of ten thousand nine hundred
(10,300) shares of the Common Stock of the Company to approximately thirty-two (32) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of
Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of 3the Act. On September 30, 1999, the Company effectuated a twenty for one (20:1) forward stock split.

As of the date of this filing, the Company has two million one hundred nine thousand (2,106,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty two (32) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. As stated in Financial Footnote #2, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital to finance its planned activity. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As stated earlier, miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company. Financial Footnote 2 states: "The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations."

As a result of our the Company's current limited available cash, no officer or director received compensation through the Third Quarter ended September 30, 2001. GBBV intends to pay salaries when cash flow permits.
No officer or director received stock options or other non-cash compensation during the Third Quarter year ended September 30, 2001. The Company does have employment agreements in place with each of its officers.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

               (b) Form 10-QSB for the Quarter ended September 30, 2000 and September 30, 2000, March 31, 2001 and June 30, 2001.
               Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

(b)

Reports filed on Form 8-K

None during the Quarter ended September 30, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2001

                                            ALD SERVICES, INC.
                                     --------------------------------
                                               Registrant

By:  /s/ Frank Danesi, Jr.
---------------------------
Frank Danesi, Jr.
President and Director