Form 10KSB/A
period 2000-12-31
ALD SERVICES INC
filed 2002-04-02
CIK 1092050

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         ------------------------
                            Amendment No. 1 to
                               Form 10-KSB

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

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $22,367.

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

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property....................................... 7
    Item 3.  Legal Proceedings............................................. 7
    Item 4.  Submission of Matters to a Vote of Security Holders........... 7

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters...... 8
    Item 6.  Management's Discussion and Analysis or Plan of Operation..... 9
    Item 7.  Financial Statements..........................................11
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................13

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................15
    Item 10. Executive Compensation........................................15
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................16
    Item 12. Certain Relationships and Related Transactions................16
    Item 13. Exhibits and Reports on Form 8-K..............................17

SIGNATURES   ..............................................................18

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

Expenses. The Company incurred expenses for the operating period January 1, 2000 to December 31, 2000, totaling $19,124. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs
related to the offering, and audits and public   filing costs.

Net Income (Loss). Due to the significant operating expenses, ALD Services experienced a net income of $3,243 based on $22,367 in revenues for the calendar year ended December 31, 2000. This compares to no revenues for the previous year and a net loss of $3,634 for the calendar year ended December 31, 1999. The Company had anticipated incurring a loss during the initial commencement of operations until such time that it would realize revenues from employment services operations in the fiscal year 2001. Instead, the Company earned a small amount of net income. However, at the present time, the Company anticipates incurring a loss during the fiscal year of 2001. The Company anticipates a possible return to profitability in fiscal year 2002 when it predicts revenue is expected to grow from employment services operations.

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

ITEM 7. FINANCIAL STATEMENTS.


                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                     AS OF
                          DECEMBER 31, 2000 AND 1999

                                      AND

                           STATEMENTS OF OPERATIONS,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                             FOR THE YEARS ENDING
                          DECEMBER 31, 2000 AND 1999
                              AND FOR THE PERIOD
                     NOVEMBER 10, 1998 (DATE OF INCEPTION)
                                    THROUGH
                               DECEMBER 31, 2000

                              TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-10


G. BRAD BECKSTEAD
---------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT


April 1, 2002

Board of Directors
ALD Services, Inc.
Las Vegas, NV

I have audited the Balance Sheets of ALD Services, Inc. (the "Company") (A Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period November 10, 1998 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALD Services, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, and for the period November 10, 1998 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

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


/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                                ALD Services, Inc.
                          (a Development Stage Company)
                                  Balance Sheets



BALANCE SHEET
                                                      December 31,
                                             -----------------------------
                                                  2000           1999
                                             -------------   -------------
ASSETS
------

CURRENT ASSETS
Cash                                            $  3,982        $    739
                                                ---------       ---------
Total Current Assets                               3,982             739
                                                ---------       ---------
                                                $  3,982        $    739
                                                =========       =========

Liabilities and Stockholders' Equity

Current liabilities:                            $       -       $       -
                                                ---------       ---------

Stockholders' equity (deficit):

  Common stock, $0.001 par value,
  25,000,000 shares authorized,
  2,106,000 shares issued and
  outstanding as of 12/31/00
  and 12/31/99                                      2,106           2,106
Additional Paid in Capital                          2,619           2,619
(Deficit) accumulated
  during development stage                           (743)         (3,986)
                                                ---------       ---------
                                                    3,982             739
                                                ---------       ---------
                                                $   3,982       $     739
                                                =========       =========

               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (A Development Stage Company)
                             Statement of Operations


STATEMENT OF OPERATIONS

                                      For the years ended    November 10, 1998
                                    -------------------------  (Inception) to
                                    December 31,  December 31,   December 31,
                                       2000          1999            2000
                                     -----------  ------------ ---------------
Revenue                              $  22,367     $      -      $  22,367
                                     ---------     --------      ---------

Expenses:
General & administrative
expenses                                19,124        3,634        23,110
                                     ---------     --------      ---------
Total expenses                          19,124        3,634        23,110
                                     ---------     --------      ---------

Net income (loss)                    $   3,243     $ (3,634)     $   (743)
                                     =========     =========     =========
Weighted average number of
   common shares outstanding
   - basic and fully diluted         2,106,000     2,106,000
                                     =========     =========
Net income (loss) per shares
   - basic and fully diluted         $    0.00     $   (0.00)
                                     =========     =========






               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (a Development Stage Company)
            Statements of Changes in Stockholders' Equity (Deficit)



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                   (Deficit)
                                                  Accumulated      Total
                     Common Stock    Additional      During     Stockholders'
                     ------------      Paid-in     Development    Equity
                     Shares  Amount    Capital        Stage      (Deficit)
                     ------ ------- --------    ------------   -------------
November 1998
Donated Capital           -    $    -   $   295    $      -       $   295

November 1998
Founders shares
issued for cash      1,900,000  1,900    (1,800)                      100

Net (loss)
Nov 10, 1998
(inception)
to Dec 31, 1998                                        (352)         (352)
                   -------------------------------------------------------
Balance,
Dec. 31, 1998        1,900,000  1,900    (1,505)       (352)           43

March 1999
Donated capital                           1,400                     1,400

April 1999
Rule 504 offering
issued for
cash and
services               206,000    206       824                     1,030

Net (loss)
for the
year ended
Dec. 31, 1999                                         (3,634)      (3,634)
                    ------------------------------------------------------
Balance,
Dec 31, 1999         2,106,000  2,106     2,619       (3,986)         739

Net Income
for the
year ended
Dec. 31, 2000                                           3,243        3,243
                   -------------------------------------------------------
Balance,
Dec 31, 2000         2,106,000 $2,106   $ 2,619    $    (743)    $  3,982
                   =======================================================


               See accompanying notes to financial statements

                                ALD Services, Inc.
                           (a Development Stage Company)
                         Statement of Cash Flows


STATEMENT OF CASH FLOWS
                                    For the         For the      Nov. 10, 1998
                                   year ended      year ended    (Inception) to
                                  December 31,    December 31,   December 31,
                                     2000             1999            2000
                               ----------------   -------------   -------------
Cash flows from operating activities

Net income (loss)               $   3,243          $  (3,634)      $    (743)
Shares issued for services              -                125             125
                                ---------          ----------      ----------
Net cash provided by
    operating activities            3,243             (3,509)           (618)
                                ---------          ----------      ----------
Cash flows from investing activities
                                ---------          ----------      ----------
Net cash used by
   investing activities                 -                   -               -
                                ---------          ----------      ----------

Cash flows from financing activities

Issuance of common stock                -                 905           1,005
Increase in donated capital             -               3,300           3,595
                                ---------          ----------      ----------
Net cash provided by
   financing activities                 -               4,205           4,600
                                ---------          ----------      ----------

Net increase in cash                3,243                 696           3,982
Cash-beginning                        739                  43               -
                                ---------          ----------      ----------
Cash-ending                     $   3,982          $      739      $    3,982
                                =========          ==========      ==========

Supplemental disclosures:

   Interest paid                $        -         $        -      $        -
                                =========          ==========      ==========
   Income taxes paid            $       -          $        -      $        -
                                =========          ==========      ==========

Non-cash transactions:
  Shares issued for services    $       -          $      125      $      125
                                =========          ==========      ==========
  Number of shares issued
    for services                        -              25,000          25,000
                                =========          ==========      ==========

               See accompanying notes to financial statements

                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 10, 1998 (Date of Inception) under the laws of the State of Nevada, as ALD Services, Inc. The Company has had limited operations as a general business consulting company and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000 and 1999.

Impairment of long-lived assets
-------------------------------
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000 and 1999.

Revenue recognition
-------------------
The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
-----------------
The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses in 2000 or 1999.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000 and 1999.

                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES

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

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000 and 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Stock-Based Compensation
------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
--------
The Company has adopted December 31 as its fiscal year end.

                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. If the equity and/or debt financing does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate      (34.0%)

                    Valuation reserve                34.0%
                                                    ------
                    Total                               -%

As of December 31, 2000, the Company has a net operating loss carry forward of approximately $743 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2020.

                              ALD SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

During November 1998, an officer, director and shareholder of the Company donated capital for expenses in the amount of $295.

On November 12, 1998, the Company issued 1,900,000 shares of its $0.001 par value common stock for cash of $100.

During March 1999, an officer, director and shareholder of the Company donated capital for cash in the amount of $1,400.

On April 2, 1999, the Company issued 206,000 shares of its $0.001 par value common stock for cash of $905 and services rendered in the amount of $125, pursuant to Regulation D, Rule 504.

On June 30, 1999, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock.

During December 1999, an officer, director and shareholder of the Company donated capital for cash in the amount of $1,900.

There have been no other issuances of common stock.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

-------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated January 16, 2001 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." A summary of this Current Report states:



(a)  Previous independent accountants

    (i) On January 16, 2001, ALD Services, Inc. (the "Registrant") accepted the resignation of James E. Slayton, CPA, as its independent accountant effective for the accounting period and calendar year, December 31, 2000.

    (ii) During the Company's two most recent fiscal years and the subsequent interim period preceding the date of the resignation of the Company's accountant on January 16, 2001, there were no disagreements between the Company and James E. Slayton, CPA with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The report of the Company's financial statements prepared by James E. Slayton, CPA for concerning, on the financial statements prepared by James E. Slayton, CPA for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

    (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants through the acceptance of James E. Slayton's letter of resignation.

    (iv) In connection with its audit for the most recent fiscal years and through December 31, 1999, there have been no disagreements with James E. Slayton, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of James
          E. Slayton, CPA would have caused them to make reference thereto in their report on the financial statements for such years. The audit report dated January 12, 2001 was unqualified except for an explanatory paragraph disclosing a going concern problem.

    (v) During the most recent fiscal year and through December 31, 2000, there have been no reportable events (as defined in in Regulation 8-K Item 304 (a) (1) (v)).

(b)  New independent accountants

    (i) The Registrant engaged G. Brad Beckstead, CPA as its new independent accountant as of January 16, 2001. During the most recent fiscal years and through January 16, 2001, the Registrant has not consulted with G. Brad Beckstead, CPA on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304 (a) (2)).

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Through a Board Resolution, the Company hired the professional services of
G. Brad Beckstead, Certified Public Accountant, to perform audited financials for the Company. G. Brad Beckstead, CPA owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, she may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

  3.1    Articles of Incorporation of the Company Filed Nov. 30, 1998(1)

  3.2    By-Laws of the Company adopted November 12, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         No instruments other than those included in Exhibit 3

(11)     Statement Re-Computation of Per Share Earnings

         Computation of per share earning can be clearly determined from The table set forth in Note 2 of the Company's financial statements

(23)     CONSENT OF EXPERTS AND COUNSEL

         Consents of independent public accountants(1)

(27)     FINANCIAL DATA SCHEDULE

         Financial Data Schedule of ALD Services, Inc. ending December
         31, 2000

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on August 13, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The
Company filed a Current Report dated January 16, 2001 pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting").

                                    SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ALD Services, Inc.
                                               ------------------
                                                 (Registrant)


Date:  April 1, 2002                       By:  /s/ Frank Danesi Jr.
                                           -------------------------