Form 10KSB
period 2001-12-31
ALD SERVICES INC
filed 2002-04-05
CIK 1092050

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

ALD SERVICES, INC.

(Name of small business in its charter)

Nevada	0-27035	88-0408274
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

30 Sembrado Rancho Santa Margarita, California	92688
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (949) 459-1220

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $3,153,979 as of March 25, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,408,395 as of March 25, 2002.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements,"which are basically statements about the future, and which for that reason, involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10KSB should be construed as a guarantee or assurance of future performance or future results.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

ALD Services, Inc. ("ALD" or the "Company"), a Nevada corporation, was incorporated on November 10, 1998. It was formed as a consulting company with a principal business objective to integrate the spectrum of processes within the logistics, supply, transportation, contracting, financial management, and manpower management environments. Its business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management.

The Company never commenced any commercial operations and, to date, it has conducted only organizational activities. The Company has no full-time employees and owns no real estate.

On December 14, 2001, there was a change of control of the Company as a result of the sale and purchase of approximately 90% of its issued and outstanding stock. This change in control also resulted in a change in Company management. The Company's new management elected to change its business plan by characterizing the Company as a public "blind pool" or "blank check" company. As a result, since the change of control on December 14, 2001, the Company's plan of operations has been to seek, investigate, and if warranted, acquire one or more properties or businesses through a reverse merger or other similar type of business acquisition transaction.

As of the end of its fiscal year December 31, 2001, the Company had commenced efforts to identify a business opportunity for acquisition but it had not reached any agreement or definitive understanding with any person concerning an acquisition. The Company's search is directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

Investigation and Selection of Business Opportunities

The analysis of business opportunities will be undertaken by or under the supervision of the Company's sole executive officer and director. In analyzing business opportunities it is expected that many factors will be considered, including, but not limited to, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders; and

(5) The availability of audited financial statements for the business opportunity; and

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Form of Acquisition

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it is also likely that present management will resign and that the current stockholders of the Company will not have control of a majority of the voting shares of the Company following completion of a business combination transaction.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

Subsequent Events

On or about March 1, 2002, the Company agreed in principle to acquire all of the issued and outstanding common stock of MicroIslet, Inc., a Nevada corporation, ("MicroIslet") in a share exchange transaction. This agreement in principle was reported in a Form 8K filing dated March 1, 2002. There is no assurance that this transaction will ultimately be completed, and as of the date of filing of this report on Form 10KSB a definitive Agreement for Share Exchange has not yet been executed. However, the Company anticipates that such Agreement will be executed in the near future and that the parties will thereafter proceed with reasonable diligence to complete the proposed transaction.

Following execution of a definitive Agreement for Share Exchange, the closing of the proposed share exchange transaction will be subject to satisfaction of various conditions precedent which will be specified in the Agreement for Share Exchange. The conditions precedent will include, among other things, satisfactory completion of all due diligence, approval of the transaction by the shareholders of MicroIslet, receipt by MicroIslet of between $4,000,000 and $11,000,000 in gross offering proceeds from the private placement sale of its common stock, and the like. As of March 21, 2002, the Company was advised by MicroIslet that it had satisfied the minimum funding requirements under its private placement offering.

Business of MicroIslet and Related Risk Factors

MicroIslet is a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with diabetes. MicroIslet has licensed several technologies from Duke University Medical Center developed over the last decade for the isolation, culture, storage, and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources. These proprietary methods are among advances in the field of transplantation that may enable diabetic patients to become free from insulin injections. MicroIslet's ultimate goal is to offer a solution towards a cure for diabetes worldwide.

There are many risk factors related to the business of MicroIslet. It is in the early stage of development and has only a limited operating history. Its product is in the early stages of development, has never generated any sales and requires extensive testing before commercialization. In fact, MicroIslet does not expect its product candidate to be commercially available for at long as five years. Based upon the limited history of MicroIslet and the current status of it product development activities, any potential investor in the Company should consider the risks associated with the proposed acquisition of MicroIslet, including the ability of MicroIslet either alone, or in conjunction with the Company to:

- obtain the financial resources necessary to develop, test, manufacture and market any proposed products;

- engage corporate partners to assist in developing, testing, manufacturing and marketing any proposed products;

- satisfy the requirements of clinical trial protocols, including patient enrollment;

- establish and demonstrate the clinical efficacy and safety of any products;

- obtain necessary regulatory approvals; and

- market any products to achieve acceptance and use by the medical community in general.

Proposed Terms of Share Exchange Transaction.

Under the proposed terms of the share exchange transaction between the Company and MicroIslet, the Company will acquire all of the issued and outstanding common stock of MicroIslet solely in exchange for common stock of the Company. The proposed exchange ratio is 1:1. Therefore, the Company will issue one share of common stock for each share of MicroIslet common stock to be acquired.

The Company currently has a total of 3,408,395 shares of common stock issued and outstanding (after taking into account a 1.6184211:1 forward split of its issued and outstanding common stock on February 15, 2002). MicroIslet is expected to have a minimum of approximately 19,196,459 and a maximum of approximately 20,363,126 shares of common stock issued and outstanding immediately prior to completion of the share exchange. Thus, the Company will be required to issue between 19,196,459 and 20,363,126 shares in order to complete the share exchange transaction, thereby increasing its total issued and outstanding common stock to between 22,771,521 and 23,771,521 shares and resulting in a change in control of the Company.

Administrative Offices

The Company currently maintains a mailing address at 30 Sembrado, Rancho Santa Margarita, California 92688, which is the office address of its President. The Company's telephone number there is (949) 459-1220. Other than this mailing address, the Company does not currently maintain any other office facilities. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 30 Sembrado , Rancho Santa Margarita, California 92688, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (949) 459-1220.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market and has been approved for trading on the OTC Bulletin Board under the symbol "ALDI," since approximately November 16, 2000. As of March 25, 2002, the closing bid price on the over-the-counter Bulletin Board was $4.80. The following table sets forth representative high and low bid prices by calendar quarter as reported on the OTC Bulletin Board since December 18, 2001, the date of its first trade. Since the level of trading in our common stock has been limited, the bid prices may not be indicative of the value of the common stock or the existence of an active market. The OTC Bulletin Board quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

	Low	High
Quarter Ended December 31, 2001	$0.70	$1.05
Quarter Ended March 31, 2002	$0.70	$6.20

As of December 31, 2001, the Company's securities were held of record by a total of approximately 16 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

The closing sale price of the Company's common stock as reported on the OTCBB on March 25, 2002 was $4.80 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of December 31, 2001, there were approximately 16 stockholders of record.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2001, the Company remains in the development stage. It has limited operating history and as of December 31, 2001, the Company's balance sheet reflects no assets and no liabilities. The Company intends to reduce operating expenditures to a minimal amount and to investigate the potential acquisition of or combination with an operating entity for which the Company's status as a reporting company under the Exchange Act of 1934 is deemed valuable.

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. No specific commitments to provide additional funds have been made by management or other stockholders, nor does the Company have any current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities to raise necessary capital. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

Plan of Operations

For the fiscal year ending December 31, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Subsequent Event

Subsequent to the end of the fiscal year, the Company agreed in principle to acquire all of the issued and outstanding common stock of MicroIslet, Inc, a Nevada corporation, in a share exchange transaction. The Company is actively pursuing this acquisition. (See "DESCRIPTION OF BUSINESS - Subsequent Events"). Management currently anticipates that the proposed acquisition will be completed. However, there is no assurance that it will be completed and as of the date of this report on Form 10KSB, a definitive Agreement for Share Exchange has not yet been executed.

In the event the proposed acquisition is completed, it is expected to have a significant impact on the Company's plan of operations and its need for additional capital during the remainder of the fiscal year ending December 31, 2002. In preparation of this report on Form 10KSB for the fiscal year ending December 31, 2001, current Company management has not attempted to quantify or to provide information regarding the nature and extent of the impact which completion of this proposed transaction might be likely to have on the Company's plan of operations or its need for additional capital during the fiscal year ending December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

ALD SERVICES, INC.

(A Development Stage Company)

Report of Independent Public Accountants

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statement of Stockholders' Deficit

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of ALD Services, Inc.

We have audited the accompanying balance sheet of ALD Services, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, and for the period from November 10, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALD Services, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year ended December 31, 2001, and for the period from inception (November 10, 1998) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained operating losses since its inception and has deficits in working capital and equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado

March 25, 2002

COMISKEY & CO

PROFESSIONAL CORPORATION

ALD Services, Inc.

(A Development Stage Company)

BALANCE SHEET

ASSETS

CURRENT ASSETS	$ -

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	$ -

TOTAL LIABILITIES	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 25,000,000 shares
authorized; 3,408,395 shares issued and outstanding	3,408
Additional paid in capital	(63)
Deficit accumulated during the development stage	(3,345)

-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of the financial statements.

ALD Services, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(November 10, 1998)	For the year
	to December 31,	ended December 31,
	2001	2001	2000

REVENUES	$ 22,367	$ -	$ 22,367

EXPENSES
General and administrative	25,712	4,550	19,124

Total expenses	25,712	4,550	19,124

NET GAIN/ (LOSS)	(3,345)	(4,550)	3,243

Accumulated deficit
Balance, beginning of period	-	1,205	(2,038)

Balance, end of period	$ (3,345)	$ (3,345)	$ 1,205

NET GAIN (LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING	3,366,830	3,408,395	3,408,395

The accompanying notes are an integral part of the financial statements.

ALD Services, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(November 10, 1998)	For the year
	to December 31,	ended December 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$ (3,345)	$ (4,550)	$ 3,243
Adjustments to reconcile
net gain (loss) to net cash flows
from operating activities:
Shares issued for services	125	-	-
Increase/(decrease) in due to shareholder	-	(1,920)	-
Decrease/(increase) in current assets	-	568	-

Net cash flows from operating activities	(3,220)	(5,902)	3,243

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Net cash flows from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	1,920	1,920	-
Issuance of common stock	1,300	-	-

Net cash flows from financing activities	3,220	1,920	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	-	(3,982)	3,243

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	3,982	739

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ -	$ -	$ 3,982

The accompanying notes are an integral part of the financial statements.

ALD Services, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (November 10, 1998) to December 31, 2001

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity

November 1998
Donated capital	-	$ -	$ 295	$ -	$ 295

November 1998
Founder shares
issued for cash	3,075,000	95	5		100

Net loss for the period ended
December 31, 1998	-	-	-	(352)	(352)

Balance, December 31, 1998	3,075,000	95	300	(352)	43

April 1999
Rule 504 offering issued
for cash and services	333,395	10	1,020		1,030

June 1999
Adjust for 20:1 stock split		1,320	(1,320)		-

Net loss for the year ended
December 31, 1999	-	-	-	(1,686)	(1,686)

Balance, December 31, 1999	3,408,395	1,425	-	(2,038)	(613)

Net gain for the year ended
December 31, 2000	-	-	-	3,243	3,243

Balance, December 31, 2000	3,408,395	1,425	-	1,205	2,630

December 2001
Shareholder contribution		681	1,239		1,920

February 2002
Adjust for 1.6184211:1 stock split		1,302	(1,302)		-

Net loss for the year ended
December 31, 2001	-	-	-	(4,550)	(4,550)

Balance, December 31, 2001	3,408,395	$ 3,408	$ (63)	$ (3,345)	$ -

The accompanying notes are an integral part of the financial statements.

ALD Services, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1. Summary of Significant Accounting Policies

Development Stage Activities and Basis of Presentation

ALD Services, Inc. (a development stage company) (the "Company") was formed to provide consulting services to startup enterprises. Incorporated in the State of Nevada on November 10, 1998, the Company, through its principal Frank Danesi, Jr., conducted minimal consulting operations up to and during the year 2000. In November 2001, in a transaction more fully described in Note 6 to the financial statements, the Company entered into a stock purchase agreement and a change in control of the Company occurred shortly thereafter. The focus of the Company will now be the acquisition of one or more business opportunities utilizing the Company's status as a public shell. The Company has agreed in principle to a business combination as more fully described in Note 7.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the Company is December 31.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share

Loss per share has been calculated based upon the weighted average shares outstanding.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock-Based Compensation

SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") or use the fair value method described in SFAS No. 123. The Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

2. Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On November 12, 1998, the Company issued 1,900,000 shares of its $0.001 par value common stock for cash of $100.

On April 2, 1999, the Company issued 206,000 shares of its $0.001 par value common stock for cash of $905 and services rendered in the amount of $125, pursuant to Regulation D, Rule 504.

On June 30, 1999, the Company effected a 20 for 1 forward stock split of its $0.001 par value common stock

On December 14, 2001 the former president forfeited his receivable in the amount of $1,920, contributing it to additional paid in capital, and restoring common stock to its par value.

On February 15, 2002 the Company effected a 1.6184211:1 forward stock split of its $0.001 par value common stock (see note 7). All shares have been adjusted to reflect this split.

  Related Party Transactions

Prior to the change in control, which occurred in December 2001, the Company maintained its offices with its president for which it paid no rent. Additionally, amounts payable to the former president in the amount of $1,900 were forgiven as part of the Stock Purchase Agreement (see note 6).

  Income Taxes

A deferred tax asset of approximately $1,800 at December 31, 2001 relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it more likely than not that the deferred tax asset will be realized, primarily because such benefits are limited upon a change of control in the Company. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increased by $1,800 from the prior year. The net operating losses will expire in 2021.

5. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has limited operating history and will need to raise additional capital to fund its planned operations. The Company has no working capital as of December 31, 2001. The Company intends to reduce operating expenditures to a minimal amount and to investigate the potential acquisition of or combination with an operating entity for which the Company's status as a reporting company under the 1934 Exchange Act is deemed valuable. Although the Company is actively pursuing a business combination with MicroIslet (see Note 7), the agreement has not been executed to date.

6. Change in Ownership

On December 14, 2001, there was a change of control of the Company. The change of control occurred as a result of closing under a Stock Purchase Agreement (the "Agreement"), dated November 30, 2001, between the Company, Don and Bonnie Saunders Family Trust, as Buyer and Agent for certain nominees, and Frank Danesi, Jr., as Seller.

Under the terms of the Agreement, the Buyer and Agent acquired 1,900,000 issued and outstanding common stock of the Company from the Seller for a cash purchase price of $300,000. The Buyer acquired the shares partially on its own behalf, and partially as agent on behalf of certain nominees. At the time of closing under the Agreement, the Company had a total of 2,106,000 shares of common stock issued and outstanding. Thus, the shares acquired by the Buyer constitute approximately 90.22% of the Company's issued and outstanding common stock.

Prior to closing under the Agreement, Frank Danesi, Jr. had been the sole officer and director of the Company. In conjunction with closing under the Agreement, Frank Danesi, Jr. appointed Thomas K. Russell as a director of the Company and then submitted his resignation as an officer and director.

7. Subsequent Events

The Company has agreed in principle to acquire all of the issued and outstanding common stock of MicroIslet, Inc. a Nevada corporation, ("MicroIslet") in a share exchange transaction. The transaction is pending the successful completion of certain second stage financing currently being conducted by MicroIslet which is expected to net between $3,000,000 and $10,000,000.

Forward Split.

On February 15, 2002, the Company completed a 1.6184211:1 forward split which increased the Company's issued and outstanding common stock from 2,106,000 shares to 3,408,395 shares. There was no change in the par value or in any other rights and preferences of the outstanding common stock as a result of this forward split. The plan to complete a forward split was negotiated as one element of the proposed share exchange with MicroIslet. As a result of the forward split, the current shareholders of the Company will now own a larger percentage of the total number of Company shares to be issued and outstanding in the event the proposed share exchange transaction is completed.

Authorization for Issuance of Stock Purchase Warrants

On February 15, 2002, the Company's Board of Directors authorized the issuance of up to 1,000,000 Class A Common Stock Purchase Warrants and up to 500,000 Class B Common Stock Purchase Warrants. The Board authorized the issuance of the Warrants pursuant to the terms of a Warrant Agreement dated March 1, 2002, between the Company and Pacific Stock Transfer Company, 5844 S. Pecos, Suite D, Las Vegas, Nevada 89120, as Warrant Agent.

It is the intention of the Board of Directors to issue the Warrants as a form of consideration to individuals who provide business consulting services to the Company. The Company will need to amend its articles of incorporation to increase the number of authorized common shares to accommodate the issuance of shares upon exercise of these warrants and completion of the proposed share exchange transaction with MicroIslet.

Each outstanding Class A Warrant will entitle the holder thereof to purchase one share of Company common stock at a price of $6.00 per share and each outstanding Class B Warrant will entitle the holder thereof the purchase one share of Company common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in the Warrant Agreement, both the Class A and the Class B Warrants will generally be exercisable by the holders thereof at any time at any time between August 1, 2002 and July 31, 2007. The Warrant Agreement requires the Company to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

G. BRAD BECKSTEAD

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

G. Brad Beckstead, CPA

G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs

Las Vegas, NV 89119

702.257.1984

702.362.0540 (fax)

April 1, 2002

To Whom It May Concern:

I have issued my report dated April 1, 2002, accompanying the financial statements of ALD Services, Inc. on Form 10-KSB/A for the period November 10, 1998 (inception date) through December 31, 2000. I hereby consent to the incorporation by reference of said report in the Annual Report of ALD Services, Inc. on Form 10-KSB/A (File No. 000-27035).

Signed,

G. Brad Beckstead, CPA

ALD Services, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2000 and 1999

and

Statements of Operations,

Stockholders' Equity, and

Cash Flows

for the years ending

December 31, 2000 and 1999

and for the period

November 10, 1998 (Date of Inception)

through

December 31, 2000

TABLE OF CONTENTS

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Footnotes

ALD Services, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2000	1999
Assets

Current assets:
Cash	$3,982	$739
Total current assets	3,982	739

	$3,982	$739

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:	$-	$-

Stockholders' equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,106,000 shares issued and
outstanding as of 12/31/00 and 12/31/99	2,106	2,106
Additional paid-in capital	2,619	2,619
(Deficit) accumulated during development stage	(743)	(3,986)
	3,982	739

	$3,982	$739

The accompanying notes are an integral part of these financial statements.

ALD Services, Inc.

(A Development Stage Company)

Statements of Operations

				November 10, 1998
	For the years ended			(Inception) to
	December 31,		December 31,	December 31,
	2000		1999	2000

Revenue		$22,367	$-	$22,367

Expenses:
General & administrative expenses		19,124	3,634	23,110
Total expenses		19,124	3,634	23,110

Net income (loss)		$3,243	$(3,634)	$(743)

Weighted average number of common shares outstanding - basic and fully diluted		2,106,000	2,054,641

Net income (loss) per share - basic and fully diluted		$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

ALD Services, Inc.

(A Development Stage Company)

Statements of Changes in Stockholder' Equity (Deficit)

				(Deficit)
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
			Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

November 1998
Donated capital	-	$-	$295	$-	$295

November 1998
Founder shares
issued for cash	1,900,000	1,900	(1,800)		100

Net (loss)
November 10, 1998
(inception) to
December 31, 1998				(352)	(352)

Balance, December 31, 1998	1,900,000	1,900	(1,505)	(352)	43

March 1999
Donated capital			1,400		1,400

April 1999
Rule 504 offering
issued for cash and services	206,000	206	824		1,030

December 1999
Donated capital			1,900		1,900

Net (loss)
For the year ended
December 31, 1999				(3,634)	(3,634)

Balance, December 31, 1999	2,106,000	2,106	2,619	(3,986)	739

Net income
For the year ended
December 31, 2000				3,243	3,243

Balance, December 31, 2000	2,106,000	$2,106	$2,619	$(743)	$3,982

The accompanying notes are an integral part of these financial statements.

ALD Services, Inc.

(A Development Stage Company)

Statements of Cash Flows

			November 10, 1998
	For the year ended	For the year ended	(Inception) to
	December 31,	December 31,	December 31,
	2000	1999	2000
Cash flows from operating activities
Net income (loss)	$3,243	$(3,634)	$(743)
Shares issued for services	-	125	125
Net cash provided (used) by operating activities	3,243	(3,509)	(618)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuances of common stock	-	905	1,005
Increase in donated capital	-	3,300	3,595
Net cash provided by financing activities	-	4,205	4,600

Net increase in cash	3,243	696	3,982
Cash - beginning	739	43	-
Cash - ending	$3,982	$739	$3,982

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$125	$125
Number of shares issued for services	-	25,000	25,000

The accompanying notes are an integral part of these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about January 16, 2001, the Company accepted the resignation of its former independent accountant and appointed a new independent accountant effective for the accounting period and calendar year ending December 31, 2000. This change of accountants was reported in a filing on Form 8-K dated January 16, 2001.

On or about March 13, 2002, the Company appointed a new independent accountant effective for the accounting period and calendar year ending December 31, 2002. On April 2, 2002, the Company accepted the resignation of its former independent accountant effective for the accounting period and calendar year ending December 31, 2001. Additional information regarding this recent change of accountants follows.

a) Previous independent accountants

(i) Effective April 2, 2002, the Company terminated the appointment of G. Brad Beckstead, CPA, as its independent accountant effective for the accounting period ending and calendar year ending December 31, 2001.

(ii) In connection with its audits for the fiscal years ended December 31, 2000, December 31, 1999, for the period from November 10, 1998 (Date of Inception) through December 31, 2000, and through April 2, 2002, there have been no disagreements with G. Brad Beckstead, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of G. Brad Beckstead, CPA, would have caused them to make reference thereto in their report on the financial statements for such periods. The report on the Registrant's financial statements prepared by G. Brad Beckstead, CPA, for the fiscal years ending December 31, 2000 and December 31, 1999, and for the period from November 10, 1998 (Date of Inception) through December 31, 2000, contained a going concern qualification but did not contain any other adverse opinion or disclaimer of opinion and was not qualified or modified as to any other uncertainty, audit scope or accounting principle.

(iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants through the termination of the appointment of G. Brad Beckstead, CPA.

(iv) On April 3, 2002, the Company provided a draft copy of its report on Form 8K to G. Brad Beckstead, CPA, requesting their comments on the information contained herein. The responsive letter from G. Brad Beckstead, CPA, indicating their agreement with the statements contained in the aforesaid report on Form 8K, was filed with and attached as Exhibit A in the report on Form 8K, which was filed with the Securities and Exchange Commission on April 5, 2002.

b) New independent accountants

The Company engaged Comiskey & Co., as its new independent accountants effective as of March 13, 2002, for the accounting period and calendar year ended December 31, 2001. During the two most recent fiscal years and through March 13, 2002, the Company has not consulted with Comiskey & Co, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements with a written report or oral advice provided to the Company that Comiskey & Co concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position Held and Tenure
Thomas K. Russell	48	President and Chairman since December 2001

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Since February, 1998, Mr. Russell has served as Director and President of PCMA, Inc., a consulting firm specializing in mergers, acquisitions and financings for companies desiring to trade and access capital in the public markets. From December 1989 through February 1998, Mr. Russell served as founder, director, general counsel and chief financial officer of MTR Gaming Group, Inc., a successful operator of gaming facilities (Nasdaq: MNTG). From 1979 through 1989, Mr. Russell practiced law in Southern California, specializing in general business and corporate law, and the representation of alternative health care providers. During this period, Mr. Russell also represented American Indian tribes, for which he also served as a legislative lobbyist in Washington, D.C. From 1971 through 1989, Mr. Russell served as an officer, director or general counsel for several public and private companies doing business in the hospitality, petroleum, mining, motion picture, television broadcasting and wholesale travel industries.

Mr. Russell received a Bachelor of Arts from California State University at Fullerton in Business Administration in 1975, and received his Juris Doctor from Pepperdine University School of Law in 1978. He is licensed by the California State Bar.

Compliance With Section 16(a) of the Exchange Act.

Mr. Russell has represented to the Company that he will file an Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. As of the date of this Information Statement, the Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Don and Bonnie Saunders Family Trust 900 E. Desert Inn Road, Apt. 521 Las Vegas, NV 89109.	1,445,000 (2)	68.61%
Thomas K. Russell (3) 30 Sembrado Rancho Santa Margarita, CA 92688	170,000	8.07%
Mark C. Russell (4) 30 Sembrado Rancho Santa Margarita, CA 92688	85,000	4.04%
All directors and executive officers as a group (1person)	170,000	8.07%

(1)

The Company believes that all persons have full voting and investment power with respect to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock.

(2)

Includes 300,000 shares owned by the children of Don and Bonnie Saunders as to which the Don and Bonnie Saunders Family Trust may be deemed to be the beneficial owner.

(3)

Mr. Russell is the sole officer and director of the Company.

(4)

Mark C. Russell, is the brother and business associate of Thomas K. Russell.

Forward Split.

On February 15, 2002, the Company completed a 1.6184211:1 forward split which increased the Company's issued and outstanding common stock from 2,106,000 shares to 3,408,395 shares. There was no change in the par value or in any other rights and preferences of the outstanding common stock as a result of this forward split. The plan to complete a forward split was negotiated as one element of the proposed share exchange with MicroIslet.

Authorization for Issuance of Stock Purchase Warrants.

On February 15, 2002, the Company's Board of Directors authorized the issuance of up to 1,000,000 Class A Common Stock Purchase Warrants and up to 500,000 Class B Common Stock Purchase Warrants. The Board authorized the issuance of the Warrants pursuant to the terms of a Warrant Agreement dated March 1, 2002, between the Company and Pacific Stock Transfer Company, 5844 S. Pecos, Suite D, Las Vegas, Nevada 89120. The form of Warrant Agreement was filed as an exhibit to a report on Form 8K dated March 1, 2002, and is incorporated herein by reference. The intention of the Board of Directors in authorizing the Warrants was to have them available to issue as a form of compensation to individuals who provide business consulting services to the Company.

Each outstanding Class A Warrant will entitle the holder thereof to purchase one share of Company common stock at a price of $6.00 per share and each outstanding Class B Warrant will entitle the holder thereof the purchase one share of Company common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in the Warrant Agreement, both the Class A and the Class B Warrants will generally be exercisable by the holders thereof at any time at any time between August 1, 2002 and July 31, 2007.

One of the requirements of the Warrant Agreement is that the Company must file a registration statement for the shares underlying the Class A Warrants at such time as it has received proceeds of not less than $100,000 from exercise of Class A Warrants, and it must file a registration statement for the shares underlying the Class B Warrants at such time as it has received proceeds of not less than $100,000 from exercise of Class B Warrants. Once either or both of such registration statements have been filed, the Company must use its reasonable best efforts to cause them to remain effective until the earlier of (i) the date on which all of the outstanding Class A or Class B Warrants have been exercised and the Company has completed the issuance of shares pursuant to the exercise of such Warrants, or until any restricted shares issued upon exercise of either the Class A or the Class B Warrants but prior to the effective date of such registration statement have been sold by the holder thereof, or (ii) the date on which the Warrants expire.

On or about April 2, 2002, the Board of Directors approved the issuance of both the Class A and the Class B Warrants in consideration of consulting services, to the following persons in the specified amounts:

Name	Class A - $6.00 Warrants	Class B - $12.00 Warrants
Donald G. Saunders	850,000	425,000
Thomas K. Russell	100,000	50,000
Mark C. Russell	50,000	25,000
Total	1,000,000	500,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has an agreement in principle to acquire all of the issued and outstanding common stock of MicroIslet, Inc., a Nevada corporation in a share for share exchange. Among other things, this transaction is pending successful completion of a second stage financing currently being conducted by MicroIslet for between $3,000,000 and $10,000,000.

MicroIslet is seeking to complete this financing through the private placement sale of its common stock. MicroIslet is currently engaged in a private placement offering of its common stock through American Securities & Investment Company ("ASI"), a licensed securities broker dealer, with its principal place of business at 7612 E. Calle Los Arboles, Tucson, Arizona 85750 and through other securities broker-dealers selected by ASI.

Two individuals who are affiliates of the Company are also affiliates of ASI. Both Thomas K. Russell, the Company's President and Chairman, and Donald G. Saunders, who is the beneficial owner of approximately 68.61% of the Company's issued and outstanding common stock, are also principal shareholders of ASI. Mark C. Russell, the brother of Thomas K. Russell, is also a principal shareholder of ASI. None of the three named individuals is currently licensed as a registered representative, and accordingly, none of them will be entitled to receive direct compensation for any efforts they may provide related to the offering and sale of shares of MicroIslet.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are incorporated by reference.

Exhibit No. Document

2.1 Stock Purchase Agreement (incorporated by reference from report on Form 8-K dated December 14, 2001 and filed with the Securities and Exchange Commission on December 31, 2001.

2.2 Warrant Agreement (incorporated by reference from report on Form 8-K dated March 1, 2002 and filed withe the Securities and Exchange Commission on March 6, 2002.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 13, 1999).

(b) One report on Form 8-K was filed by the Company during the last quarter of its fiscal year ending December 31, 2001. The 8-K report, which was dated December 14, 2001 and filed December 31, 2001, was filed to report a change in control of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALD SERVICES , INC.

/S/ THOMAS K. RUSSELL

Thomas K. Russell

Chairman of the Board and President

Date: April 5, 2002