Form 10QSB
period 2002-03-31
ALD SERVICES INC
filed 2002-05-20
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 000-27035

                               ALD SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0408274
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         6540 LUSK BOULEVARD, SUITE C250, SAN DIEGO, CALIFORNIA 92121
         (Address of principal executive offices)             (Zip Code)

                                 (858) 657-0287
                 Issuer's telephone number, including area code

                  30 SEMBRADO, RANCHO SANTA MARGARITA, CA 92688
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for suchshorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

At May 10, 2002, 22,623,920 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The unaudited financial statements of the registrant for the three months ended March 31, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               ALD SERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                    March 31,      December 31,
                                                      2002             2001
                                                   (Unaudited)
Assets                                            ------------      ------------

Current assets:
Cash                                              $         -       $         -
Other current assets                                        -                 -
                                                  ------------      ------------
Total current assets                                        -                 -
                                                  ------------      ------------
Total Assets                                      $         -       $         -
                                                  ============      ============

Liabilities and Stockholders' Equity

Current liabilities

  Due to shareholder                              $         -       $         -
                                                  ------------      ------------
   Total current liabilities                                -                 -
                                                  ------------      ------------

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     3,408,395 shares issued and
     outstanding as of 12/31/01
     and 3/30/02                                        3,408             3,408
Additional paid-in capital                          3,757,529               (63)
Deficit accumulated during development stage       (3,760,937)           (3,345)
                                                  ------------      ------------
                                                            -                 -
                                                  ------------      ------------

Liabilities and Stockholders' Equity              $         -       $         -
                                                  ============      ============

            See accompanying condensed notes to financial statements.

                               ALD SERVICES, INC.
                          (a Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
             For the Three Months Ending March 31, 2002 and 2001 and
         For the Period November 10, 1998 (Inception) to March 31, 2002

                                  Three Months Ending            Nov. 10, 1998
                                         March 31,               (Inception) to
                              ------------------------------        March 31,
                                  2002              2001              2002
                              ------------      ------------      ------------

Revenue                       $         -       $         -       $    22,367
                              ------------      ------------      ------------
Expenses:
  General and
  administrative
  expenses                      3,757,592             3,802         3,783,304
                              ------------      ------------      ------------
Total expenses                  3,757,592             3,802         3,783,304
                              ------------      ------------      ------------
Net (loss)                    $(3,757,592)      $    (3,802)      $(3,760,937)
                              ============      ============      ============

Weighted average
number of
common shares
outstanding                     3,408,395         2,106,000         3,408,395
                              ============      ============      ============
Net (loss) per share          $     (1.10)      $     (0.00)      $     (1.10)
                              ============      ============      ============

            See accompanying condensed notes to financial statements.


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

                                                                     (unaudited)              (unaudited)
                                                                 Three Months Ending         Nov. 10, 1998
                                                                 -------------------        (Inception) to
                                                             March 31,        March 31,         March 31,
                                                              2002              2001              2002
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $(3,757,592)      $    (3,802)      $(3,760,937)
Adjustments to reconcile net loss
To net cash used by operating activities:
  Shares issued for services                                        -                 -               125
  Warrants issued for services                              3,750,000                 -         3,750,000
  Increase due to shareholder                                       -                 -                 -
  (Increase) in current assets                                      -                 -                 -
  (Decrease) in current liabilities                                 -                 -                 -
                                                          ------------      ------------      ------------
Net cash used by
operating activities                                           (7,592)           (3,802)          (10,812)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                          ------------      ------------      ------------
Net cash used by
investing activities                                                -                 -                 -
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Contributions                                       7,592                 -             9,512
Issuance of common stock                                            -                 -             1,300
                                                          ------------      ------------      ------------
Net cash provided by
financing activities                                            7,592                 -            10,812
                                                          ------------      ------------      ------------

Net (decrease) in cash                                              -            (3,802)                -
Cash - beginning                                                    -             3,982                 -
                                                          ------------      ------------      ------------
Cash - ending                                             $         -       $       180       $         -
                                                          ============      ============      ============

Supplemental disclosures

     Interest paid                                        $         -       $         -       $         -
                                                          ============      ============      ============
     Income taxes paid                                    $         -       $     1,292       $     1,292
                                                          ============      ============      ============

Non-cash transactions:
  Securities issued for services provided                 $ 3,750,000       $         -       $ 3,750,125
                                                          ============      ============      ============
  Number of shares issued for services                              -                 -            25,000
                                                          ============      ============      ============

                     See accompanying condensed notes to financial statements.

                               ALD SERVICES, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements

Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in Form 10-KSB of ALD Services, Inc. (the "Company") for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Note B - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding.

Note C - REPORTING COMPREHENSIVE LOSS

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended March 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Note D - FORWARD STOCK SPLIT

On February 15, 2002, the Company effected a 1.6184211:1 forward stock split of its $0.001 par value common stock. All share and per share amounts have been adjusted to reflect this split.

Note E - BUSINESS CONDITIONS - MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had no assets as of March 31, 2002 and had incurred a net loss since inception.

On April 24, 2002, the Company acquired MicroIslet, Inc. (see Note G below). As the acquisition occured after March 31, 2002, the accompanying financial statements do not reflect the acquisition of MicroIslet, Inc., which will in future periods be treated as the acquirer for accounting purposes. The Company filed a Form 8-K reporting the MicroIslet acquisition on April 29, 2002. As permitted by Securities and Exchange Commission rules, the financial information for MicroIslet is not included herein, but will be filed as available, but no later than July 8, 2002. Management believes that on a post-acquisition basis, the Company has sufficient working capital to fund operations for the next twelve months.

NOTE F - RELATED PARTIES/ISSUANCE OF WARRANTS

On March 1, 2002, the Company issued an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to three persons, including the then beneficial owner of approximately 81% of the outstanding common shares, the then president and sole director of the Company and the brother of the then president and sole director.

Each outstanding Class A Warrant will entitle the holder thereof to purchase one share of Company common stock at a price of $6.00 per share and each outstanding Class B Warrant will entitle the holder thereof to purchase one share of Company common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in the Warrant Agreement, both the Class A and the Class B Warrants will generally be exercisable by the holders thereof at any time between August 1, 2002 and July 31, 2007. The Warrant Agreement requires the Company to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

The Company recorded a non-cash compensation expense of $3,750,000 from the issuance of these warrants which has been charged to operations in the current period. The valuation was determined using the Black-Scholes option pricing model using the five year life of the warrants, an annual risk free rate of return of 6%, volatility of 199% and no dividends.

NOTE G - SUBSEQUENT EVENTS

On April 24, 2002, the Company acquired MicroIslet, Inc., a Delaware corporation ("MicroIslet") through a merger of a newly-formed, wholly-owned subsidiary of the Company with MicroIslet (the "Merger"). MicroIslet's stockholders were issued a total of 19,215,522 shares of the Company's authorized but unissued common stock, representing approximately 85% of the post-Merger outstanding shares of the Company. In the Merger, MicroIslet common shares were exchanged on a one-for-one basis for the Company's Common Stock, and MicroIslet's Series A Preferred shares were exchanged on a 15.6275-for-one basis for the Company's Common Stock.

Two individuals who were affiliates of the Company are also affiliates of American Securities & Investment Company ("ASI"), which served as the placement agent for a private offering of securities by MicroIslet which closed simultaneously with the Merger. The Company's former president and sole director, and the beneficial owner of approximately 81% of the Company's issued and outstanding common stock pre-Merger, are also principal shareholders of ASI. The brother of the Company's former president and sole director is also a principal shareholder of ASI. Certain trusts affiliated with the Company's then majority stockholder subscribed for 175,000 MicroIslet shares ($1,050,000 gross proceeds) in the private offering. 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company affiliated with the former president and sole director of the Company and his brother. These investments were on the same terms as all other investments in the private offering. ASI received commissions equal to ten percent of the approximately $4 million in gross offering proceeds, and in connection with the Merger, will receive an investment banking fee of $200,000 plus 33,334 Company common shares.

The Merger resulted in a change in control of the Company. The sole director resigned effective upon the close of business on April 24, 2002, and was replaced by a four-member board of directors appointed by MicroIslet. The Merger will be accounted for as a reverse acquisition, with MicroIslet as the acquirer for accounting purposes.

Note H  - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet determined whether there will be any material impact from these statements on the consolidated financial statements of MicroIslet, the deemed acquirer in the Merger.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business and is effective for fiscal years beginning after December 15, 2001. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective January 1, 2002. The Company has not yet determined whether there will be any material impact from this statement on the consolidated financial statements of MicroIslet, the deemed acquirer in the Merger.

ITEM 2. PLAN OF OPERATION.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

Business Overview
-----------------

         Our company was incorporated under the laws of the state of Nevada on November 10, 1998. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. The company conducted only limited business activities toward its initial plan.

         On December 14, 2001, we underwent a change of control as a result of the sale and purchase of approximately 90% of our issued and outstanding stock. This change in control also resulted in a change in our management. The successor management elected to change our business plan by characterizing us as a public "blind pool" or "blank check" company. Our plan of operations became to seek, investigate, and if warranted, acquire one or more properties or businesses through a reverse merger or other similar type of business acquisition transaction.

         In furtherance of our business plan, on April 24, 2002, we acquired MicroIslet, Inc., a Delaware corporation ("MicroIslet") through a merger of our newly-formed, wholly-owned subsidiary with MicroIslet (the "Merger"). MicroIslet's stockholders were issued a total of 19,215,522 shares of our authorized but unissued common stock, representing approximately 85% of the post-Merger outstanding shares of the company. In the Merger, MicroIslet common shares were exchanged on a one-for-one basis for our common stock, and MicroIslet's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common stock.

         MicroIslet is a biotechnology company engaged in the research, development and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. MicroIslet has licensed several technologies from Duke University Medical Center developed over the last decade for the isolation, culture, storage and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources. These proprietary methods are among advances in the field of transplantation that may enable diabetic patients to become free from insulin injections. MicroIslet's ultimate goal is to offer a solution towards a cure for diabetes worldwide.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2002, we were a "blank check" company with a limited operating history. Our balance sheet as of that date reflected no assets or liabilities. Although MicroIslet is an operating entity, we remain in the development stage following the acquisition of MicroIslet. MicroIslet currently has no products for sale and is focused on research and development activities. MicroIslet has not had significant revenues from operations and has had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2002, MicroIslet had an accumulated deficit of $2.7 million. To date, MicroIslet has funded its operations primarily through the private sale of equity securities, including a private placement of its common stock in April 2002, which raised net proceeds of approximately $2.4 million. MicroIslet does not expect to produce any revenues for the foreseeable future.

         Based on our currently planned expenditures, we believe we will have sufficient funds to continue operations for the next twelve months. Since none of MicroIslet's product candidates have yet advanced beyond the research stage, the process of developing product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. Pending appropriate regulatory approvals, we intend to initiate a Phase I clinical study of MicroIslet-P in patients with type 1 diabetes in 2005. We therefore expect that our research and development expenses will increase over the current level, and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.

         We continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result.

New Accounting Pronouncements and Critical Accounting Policies
--------------------------------------------------------------

         A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note H). As discussed in the notes to the interim financial statements, we have not yet determined what effect the implementation of these new pronouncements will have on the financial statements of MicroIslet, which will be deemed the acquirer for accounting purposes in all future periods.

Risk Factors
------------

         The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and our prospects.

MICROISLET HAS A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

         MicroIslet has experienced significant operating losses in each period since its inception. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

         MicroIslet is a relatively new company and our technologies are still in the early stages of development. We are currently working to develop our first product, MicroIslet-P(TM). This product may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of this product or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

         o are accepted by, and marketed successfully to, the diabetes marketplace;

         o        safe and effective;

         o        are protected from competition by others;

         o        do not infringe the intellectual property rights of others;

         o are developed prior to the successful marketing of similar products by competitors; or

         o can be manufactured in sufficient quantities or at a reasonable cost.

OUR RESEARCH AND DEVELOPMENT PROGRAMS RELY ON TECHNOLOGY LICENSED FROM THIRD PARTIES, AND TERMINATION OF ANY OF THOSE LICENSES WOULD RESULT IN LOSS OF SIGNIFICANT RIGHTS TO DEVELOP AND MARKET OUR PRODUCTS, WHICH WOULD IMPAIR OUR BUSINESS.

         We have exclusive worldwide rights to our technology for the isolation, culture, storage and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources, through a license agreement with Duke University. Our license generally may be terminated by Duke University if we fail to perform our obligations, including obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated, we would lose the right to develop the licensed products, which would significantly harm our business. The license agreement contemplates that once the research and development program is completed, we and Duke will agree upon milestones toward commercialization of the licensed products. We will be required to meet those agreed milestones, and if we fail to do so in a material way, our license rights may become non-exclusive. If disputes arise in the negotiation of those milestones, or once agreed upon, over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by Duke University, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         Our current plans indicate we will need significant additional capital for research and development before we have any anticipated revenue generating products. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

         o the extent to which we enter into licensing arrangements, collaborations or joint ventures;

         o        our progress with research and development;

         o        the costs and timing of obtaining new patent rights;

         o        the extent to which we acquire or license other technologies;
                  and

         o regulatory changes and competition and technological developments in the market.

         When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES.

         We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

Collaborative agreements generally pose the following risks:

         o collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

         o collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

         o collaborators could independently develop, or develop with third parties, products that could compete with our future products;

         o the terms of our agreements with our current or future collaborators may not be favorable to us;

         o a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

         o disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

         o collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

         In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM OUR CELL THERAPY
PROGRAMS.

         Our cell therapy programs are still in the early stages of development and may not result in marketable products. We are directing our technology and development focus primarily toward identifying processes and products that are believed to produce optimal treatment for insulin-dependent diabetes.

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN. THERE CAN BE NO ASSURANCE THAT ANY POTENTIAL PRODUCT DEVELOPED BY MICROISLET OR ITS COLLABORATORS WILL RECEIVE APPROVAL FOR COMMERCIALIZATION.

         The FDA must approve any biological product before it can be marketed in the United States. Biological products must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Before an investigational new drug application (IND) can be filed with the FDA, the potential product must undergo preclinical laboratory tests, preclinical studies in animals and formulation studies. Once the IND becomes effective, adequate and well-controlled human clinical trials to establish the safety and efficacy of the product are required. Commercialization of any therapeutic or other product which we or our collaborators may develop depends upon successful completion of these preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

IF WE RECEIVE REGULATORY APPROVAL, WE WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATIONS AND CONTINUED REGULATORY REVIEW, SUCH AS CONTINUED SAFETY REPORTING REQUIREMENTS, AND WE MAY ALSO BE SUBJECT TO ADDITIONAL FDA POST-MARKETING OBLIGATIONS.

         Any regulatory approvals that we receive for our products may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, we or our third party manufacturers may be required to undergo a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of money or other resources to correct.

THE TRANSPLANTATION OF ANIMAL CELLS INTO HUMANS INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH IN THE FUTURE MAY RESULT IN ADDITIONAL REGULATION.

         Our business involves the transplantation of animal parts into humans, a process known as xenotransplantation. Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA will require testing to determine whether infectious agents, including porcine endogenous retroviruses, also known as PERV, are present in patients who have received cells, tissues or organs from porcine sources. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans.

         Other companies are currently conducting clinical trials involving the transplantation of porcine cells into humans. The FDA requires lifelong monitoring of these transplant recipients. If PERV or any other virus or infectious agent is detected in tests or samples from these transplant recipients, the FDA may require that we not initiate or halt our clinical trials and perform additional tests to assess the risk of infection to potential patients. This could result in additional costs to us and delay in the trials of our products under development.

         The FDA has proposed, but not yet established, definitive regulatory guidelines for xenotransplantation. We may not be able to comply with any final guidelines the FDA may issue.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE PRODUCTS AND TREATMENTS IS UNCERTAIN AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

         There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Our ability and the ability of our collaborators to commercialize products in both domestic and foreign markets will depend in part on the reimbursements, if any, obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new pharmaceutical products. Cost control initiatives could decrease the price that we, or our collaborators, would receive for our products and affect our ability to commercialize any products we may develop. If third parties fail to provide adequate reimbursement for our products, consumers and doctors may not choose to use our products, and we may not realize an acceptable return on our investment in product development.

WE MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE IN THE BIOTECHNOLOGY INDUSTRY.

         The biotechnology industry is highly competitive. We expect to compete with a broad range of companies in the United States and abroad that are engaged in the development and production of products, services and strategies to treat diabetes. They include:

         o        biotechnology, pharmaceutical, chemical and other companies;

         o        academic and scientific institutions;

         o        governmental agencies; and

         o        public and private research organizations.

         Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently developing products that may compete with our potential products. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our potential products, or that may render our technologies or potential products obsolete.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

         Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license, and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that do conflict with our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

         In addition to patent protection, we require our employees, consultants, advisors and collaborators to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

         We may be sued for infringing on the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

         If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, IT COULD ADVERSELY AFFECT OUR ABILITY TO PURSUE BUSINESS OPPORTUNITIES AND EXPAND OUR BUSINESS.

         Growth in our business is expected to place a significant strain on our personnel, facilities, management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures and expand, train and manage our workforce. We will have to maintain close coordination among our management, technical, accounting and research departments. If we fail to effectively manage our growth and address the above concerns, it could affect our ability to pursue business opportunities and expand our business.

IF WE CANNOT ATTRACT AND RETAIN HIGHLY-SKILLED PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

         The success of our business will depend on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel, in particular scientific, medical and technical personnel, for our future success. Competition for highly skilled personnel is intense, and we might not succeed in attracting and retaining these employees. If we cannot attract and retain the personnel we require, we might not be able to expand our business as rapidly as we intend.

         Furthermore, our performance is substantially dependent on the performance of our current senior management, board of directors and key scientific and technical personnel. The loss of the services of any member of our senior management, board of directors, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

         To date, MicroIslet has not produced any product. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

WE HAVE NO MARKETING OR SALES STAFF, AND IF WE ARE UNABLE TO ENTER INTO COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

         We currently have no sales, marketing or distribution capability. As a result, we will depend on collaborations with third parties which have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

         If we are unable to reach and maintain agreement with one or more pharmaceutical companies or collaborators under acceptable terms, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We may not be able to develop this capacity, which would make us unable to commercialize our products.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE.

         If we are able to commercially launch our products, we will face exposure to product liability claims. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability.

         Since we will conduct clinical trials on humans, we face the risk that the use of our products will result in adverse effects. These risks will exist even for products developed that may be cleared for commercial sale. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

         Our research and development processes involve the controlled storage, use and disposal of hazardous materials including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

IF OUR LABORATORY FACILITIES ARE DAMAGED OUR BUSINESS WOULD BE SERIOUSLY HARMED.

         Our only laboratory facility is located in San Diego, California. Damage to our facilities due to fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We have limited insurance to protect against business interruption; however, there can be no assurance this insurance will be adequate or will continue to be available to us on commercially reasonable terms, or at all.

ENERGY SHORTAGES MAY ADVERSELY IMPACT OUR OPERATIONS.

         California has been experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling brownouts, or the temporary and generally unannounced loss of the primary electrical power source. Our laboratory facility in San Diego is powered by electricity. We do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. Our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

OUR STOCK IS THINLY TRADED AND ITS PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

         The trading volume of our stock on the OTC Bulletin Board has been low, and the trading price has been volatile. Both volume and price could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

         o actual or anticipated variations in quarterly and annual operating results;

         o announcements of technological innovations by us or our competitors;

         o developments or disputes concerning patent or proprietary rights; and

         o        general financial market conditions.

         The stock market in general, and the public markets for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could seriously harm our business, financial condition and results of operation.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         Neither we nor MicroIslet has previously paid any cash or other dividend on common stock. We anticipate that we will use any earnings and cash flow for future growth, and we do not have any plans to pay dividends in the foreseeable future. Future equity financings may restrict our ability to pay dividends.

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options for approximately 3,204,000 shares outstanding which have exercise prices at or below the recent market price of our stock of $5.00 per share. We have options and warrants for 1,500,000 shares outstanding at prices above the recent $5.00 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. We are asking our stockholders to approve the stock option plan we assumed from MicroIslet, and to approve an increase in authorized capitalization which will permit issuance of common shares upon exercise of the outstanding options and warrants. Future options issued under the plan may have further dilutive effects.

A SUBSTANTIAL NUMBER OF SHARES ISSUED BY MICROISLET IN EXEMPT TRANSACTIONS ARE OR WILL BE AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

         The number of shares which may be sold by our employees, directors and consultants after exercise of options, and the number of restricted shares we have promised to register for resale, is substantially greater than the number of shares available for trading in the market prior to our merger with MicroIslet. Exercisable options issued by MicroIslet when it was a private company and assumed by us may be available for resale on the open market upon approval of our stockholders to increase the authorized number of common shares to permit issuance of these shares. Approval of this increase is assured, and is scheduled to occur on May 28, 2002. Also, in connection with private offerings of securities completed by MicroIslet in November 2001 and April 2002, we are required to file a registration statement with the SEC on or before July 23, 2002 registering approximately 671,000 shares of our common stock for resale. Once such registration statement becomes effective, the holders of such shares will be permitted to sell their shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We have also granted registration rights with respect to warrants for 1,500,000 shares issued by us to related party consultants in March 2002.

         Sales of shares pursuant to exercisable options and warrants could lead to subsequent sales of the shares in the public market. These sales, together with sales of shares we must register, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our executive officers, directors and their affiliates beneficially own or control approximately 44% percent of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable before July 2, 2002). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

         We have asked our stockholders to authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series. Approval of this matter at our May 28, 2002 special meeting is assured. Our board of directors will be able to determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

OUR STOCKHOLDERS WILL BE ASKED TO APPROVE AN INCREASE IN AUTHORIZED COMMON SHARES WHICH MAY DILUTE YOUR INTEREST. APPROVAL OF THIS MATTER IS ASSURED.

         We have asked our stockholders to approve an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000. Approval of this matter is assured at our May 28, 2002 special meeting. The increase in the number of authorized shares will allow us to issue additional shares of common stock without further stockholder approval, which could substantially dilute your interest and reduce the value of your common stock.

NEVADA LAW AND SOME PROVISIONS OF OUR CHARTER AND BYLAWS MAY AFFECT THE PRICE OF YOUR STOCK.

         Special meetings of our stockholders may be called only by the President or the Board of Directors. Stockholders have no right to call a meeting unless a majority of the outstanding shares request it to be called. Certain provisions of Nevada law could delay or make more difficult certain types of transactions involving a change in control of the company or our management. As a result, the price of our common stock may be adversely affected.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2002, we issued the following securities without registration under the Securities Act of 1933: an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to Donald G. Saunders, Thomas K. Russell and Mark C. Rusell. The consideration was compensation for services rendered by the foregoing persons as consultants. Each outstanding Class A Warrant will entitle the holder to purchase one common share at a price of $6.00 per share and each outstanding Class B Warrant will entitle the holder to purchase one common share at a price of $12.00 per share. Subject to restrictions and limitations contained in the Warrant Agreement, both the Class A and the Class B Warrants will generally be exercisable at any time between August 1, 2002 and July 31, 2007. The Warrant Agreement requires us to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

         The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and/or Regulation D thereunder.

ITEM 5.  OTHER INFORMATION

         On May 9, 2002, we appointed William G. Kachioff as our Chief Financial Officer and Secretary. Mr. Kachioff joined MicroIslet in February 2002 as acting CFO. Prior to joining MicroIslet, he was Director of Finance at Altus Medical Inc., a manufacturer of innovative medical devices, where he helped prepare the company for the commercial launch of its first product and for its initial public offering. Mr. Kachioff has over ten years of experience in finance & accounting management in the pharmaceutical and medical device industries with Coulter Pharmaceutical, Vivus, Inc. and Abbott Laboratories. Prior to this, he was a senior auditor with Deloitte & Touche LLP. Mr. Kachioff received his B.S. in Management with concentrations in Accounting and Information Systems from the State University of New York at Buffalo and has been a Certified Public Accountant since 1989.

         On May 9, 2002, we appointed Steven T. Frankel to our Board of Directors. Mr. Frankel is Chief Executive Officer and President of Genetic Diagnostics Inc., and has served as Chief Executive Officer and as a Director of A-Fem Medical Corporation, a developer of women's healthcare products since 1998. From 1992 to 1998, he was President and Chief Executive Officer of Quidel Corporation, a manufacturer of physicians' office diagnostic test kits. From 1979 to 1992, Mr. Frankel held various positions including president of several international and domestic divisions of Becton, Dickinson and Company, a diagnostic and medical device manufacturer.

         We have scheduled a special meeting of stockholders for May 28, 2002 at 10:00 a.m. at our corporate offices to approve certain matters related to the recent acquisition of MicroIslet. The matters on the agenda will be (1) official change of the company's name to MicroIslet, Inc., (2) an increase in our authorized capital stock from 25 million shares of common stock to 50 million shares of common stock and 10 million shares of "blank check" preferred stock; and (3) approval of MicroIslet, Inc.'s 2000 Stock Option Plan assumed by us in the acquisition. Stockholders holding in excess of 50% of the outstanding common shares have indicated their intention to vote for each of the matters on the agenda, and we are not soliciting proxies. More information on these matters will be contained in an information statement to be mailed to stockholders on or about May 17, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------

         10.1 Warrant Agreement (incorporated by reference to Exhibit 2.1 of the Issuer's Current Report on Form 8-K dated March 1, 2002 and filed March 6, 2002)

(b)      Reports on Form 8-K

         On March 6, 2002, we filed a current report on Form 8-K dated March 1, 2002 containing disclosure in Items 2, 5 and 7.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALD SERVICES, INC.

May 20, 2002                 /s/ John F. Steel IV
                             --------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

May 20, 2002                 /s/ William G. Kachioff
                             -----------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial officer)