Form 10QSB/A
period 2002-03-31
MICROISLET INC
filed 2002-09-13
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 1)

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

                               MICROISLET, INC.
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

                               ALD SERVICES, INC.
      (Former name, former address and former fiscal year, if changed since last report)

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

                                 YES / / NO /X/

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is an amendment to the Form 10-QSB filed by the Registrant on May 20, 2002 for the quarter ended March 31, 2002.

This quarterly report on Form 10-QSB/A is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects the reversal of a $3,750,000 charge for compensation expense related to an aggregate of 1,500,000 warrants issued to consultants, and corresponding revisions of Notes F and G of the financial statements, which are combined as Note F in this report. Upon further review by new management of the Registrant's books and records, it was determined that such warrants were issued subsequent to March 31, 2002. An expense related to these warrants is recorded as warrant compensation expense on the income statements of the Registrant for three and six months ended June 30, 2002, included in Form 10-QSB for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission simultaneously herewith. Part II, Item 2 has also been deleted in this report, and the information reflected therein is set forth in Part II, Item 2 of the Form 10-QSB for the quarter ended June 30, 2002.

This report does not otherwise attempt to update the information included herein beyond the original filing date.


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

Stockholders' Equity:

Common stock, $0.001 par value,
     25,000,000 shares authorized;
     3,408,395 shares issued and
     outstanding as of 12/31/01
     and 3/30/02                                        3,408             3,408
Additional paid-in capital                              7,529               (63)
Deficit accumulated during development stage          (10,937)           (3,345)
                                                  ------------      ------------
                                                            -                 -
                                                  ------------      ------------

Liabilities and Stockholders' Equity              $         -       $         -
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

                                  Three Months Ending            Nov. 10, 1998
                                         March 31,               (Inception) to
                              ------------------------------        March 31,
                                  2002              2001              2002
                              ------------      ------------      ------------

Revenue                       $         -       $         -       $    22,367
                              ------------      ------------      ------------
Expenses:
  General and
  administrative
  expenses                          7,592             3,802            33,304
                              ------------      ------------      ------------
Total expenses                      7,592             3,802            33,304
                              ------------      ------------      ------------
Net (loss)                    $    (7,592)      $    (3,802)      $   (10,937)
                              ============      ============      ============

Weighted average
number of
common shares
outstanding                     3,408,395         2,106,000         3,408,395
                              ============      ============      ============
Net (loss) per share          $     (0.00)      $     (0.00)      $     (0.00)
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

                                                                     (unaudited)              (unaudited)
                                                                 Three Months Ending         Nov. 10, 1998
                                                                 -------------------        (Inception) to
                                                             March 31,        March 31,         March 31,
                                                              2002              2001              2002
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $    (7,592)      $    (3,802)      $   (10,937)
Adjustments to reconcile net loss
To net cash used by operating activities:
  Shares issued for services                                        -                 -               125
  Increase due to shareholder                                       -                 -                 -
  (Increase) in current assets                                      -                 -                 -
  (Decrease) in current liabilities                                 -                 -                 -
                                                          ------------      ------------      ------------
Net cash used by
operating activities                                           (7,592)           (3,802)          (10,812)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                          ------------      ------------      ------------
Net cash used by
investing activities                                                -                 -                 -
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Contributions                                       7,592                 -             9,512
Issuance of common stock                                            -                 -             1,300
                                                          ------------      ------------      ------------
Net cash provided by
financing activities                                            7,592                 -            10,812
                                                          ------------      ------------      ------------

Net (decrease) in cash                                              -            (3,802)                -
Cash - beginning                                                    -             3,982                 -
                                                          ------------      ------------      ------------
Cash - ending                                             $         -       $       180       $         -
                                                          ============      ============      ============

Supplemental disclosures

     Interest paid                                        $         -       $         -       $         -
                                                          ============      ============      ============
     Income taxes paid                                    $         -       $     1,292       $     1,292
                                                          ============      ============      ============

Non-cash transactions:
  Securities issued for services provided                 $         -       $         -       $       125
                                                          ============      ============      ============
  Number of shares issued for services                              -                 -            25,000
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

On April 24, 2002, the Company acquired MicroIslet, Inc. (see Note G below). As the acquisition occurred after March 31, 2002, the accompanying financial statements do not reflect the acquisition of MicroIslet, Inc., which will in future periods be treated as the acquirer for accounting purposes. The Company filed a Form 8-K reporting the MicroIslet acquisition on April 29, 2002. As permitted by Securities and Exchange Commission rules, the financial information for MicroIslet is not included herein, but will be filed as available, but no later than July 8, 2002. Management believes that on a post-acquisition basis, the Company has sufficient working capital to fund operations for the next twelve months.


NOTE F - SUBSEQUENT EVENTS

On April 2. 2002, the Company issued an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to three persons, including the then beneficial owner of approximately 76.9% of the outstanding common shares, the then president and sole director of the Company and the brother of the then president and sole director.

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

Two individuals who were affiliates of the Company were also affiliates of ASA Investment Company ("ASA"), which served as the placement agent for a private offering of securities by MicroIslet which closed simultaneously with the Merger. The two individuals were the Company's former president and sole director, and the beneficial owner of approximately 76.9% of the Company's issued and outstanding common stock pre-Merger. The brother of the Company's former president and sole director was also affiliated with ASA. The Company has been advised that such individuals are no longer affiliated with ASA. Certain trusts affiliated with the Company's then majority stockholder subscribed for 175,000 MicroIslet shares ($1,050,000 gross proceeds) in the private offering. 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company associated with the former president and sole director of the Company and his brother. These investments were on the same terms as all other investments in the private offering. ASA received commissions equal to ten percent of the approximately $4 million in gross offering proceeds, and in connection with the Merger, will receive an investment banking fee of $200,000 plus 33,334 Company common shares.

The Merger resulted in a change in control of the Company. The sole director resigned effective upon the close of business on April 24, 2002, and was replaced by a four-member board of directors appointed by MicroIslet. The Merger will be accounted for as a reverse acquisition, with MicroIslet as the acquirer for accounting purposes.

Note G  - NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------

         10.1 Warrant Agreement (incorporated by reference to Exhibit 2.1 of the Issuer's Current Report on Form 8-K dated March 1, 2002 and filed March 6, 2002)

         99.1     Certification

(b)      Reports on Form 8-K

         On March 6, 2002, we filed a current report on Form 8-K dated March 1, 2002 containing disclosure in Items 2, 5 and 7.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROISLET, INC.

September 13, 2002              /s/ John F. Steel IV
                             --------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

September 13, 2002              /s/ William G. Kachioff
                             -----------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer (Principal financial officer)

CERTIFICATIONS


I, John F. Steel IV, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of MicroIslet, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


  /s/ John F. Steel IV
------------------------
Name: John F. Steel IV
Date: September 13, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC
Exchange Act Release No. 34-46427, because this quarterly report on Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]

I, William G. Kachioff, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of MicroIslet, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 /s/  William G. Kachioff
------------------------
Name: William G. Kachioff
Date: September 13, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC
Exchange Act Release No. 34-46427, because this quarterly report on Form 10-QSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]