Form 10QSB
period 2002-06-30
MICROISLET INC
filed 2002-09-13
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 YES /X/ NO / /

At September 1, 2002, 22,642,277 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                           MicroIslet, Inc.
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets

ASSETS
                                                                         June 30,      December 31,
                                                                           2002            2001
                                                                       -------------   -------------
                                                                        (unaudited)
Current Assets:
  Cash                                                                 $  2,125,831    $    548,781
  Grant receivables                                                          20,619           4,972
  Prepaid expenses                                                          169,710          23,908
                                                                       -------------   -------------
        Total current assets                                              2,316,160         577,661

Equipment, net                                                              105,427          61,264
Deposits and other assets                                                    28,885          29,172
                                                                       -------------   -------------
        Total assets                                                   $  2,450,472    $    668,097
                                                                       =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Research expenses due to stockholder                                 $    240,000    $    240,000
  Deferred grants revenue                                                    40,352              --
  Cash received in advance of sale of common stock                           97,985              --
  Accounts payable and accrued expenses                                     367,122          66,379
                                                                       -------------   -------------
        Total current liabilities                                           745,459         306,379
                                                                       -------------   -------------
Stockholders' Equity:
  Convertible preferred stock - $.001 par value: 10,000,000
    shares authorized; zero shares and 82,888 shares issued
    and outstanding at June 30, 2002 and December 31, 2001,
    respectively; aggregate liquidation preference
    of $186,500 at December 31, 2001                                            -0-              83
  Common stock - $.001 par value: 50,000,000 shares
    authorized; 22,642,277 and 17,415,575 shares issued and
    outstanding at June 30, 2002 and December 31, 2001, respectively         22,642          17,416
  Additional paid-in capital                                             12,443,303       6,276,325
  Deficit accumulated during the development stage                      (10,760,932)     (5,932,106)
                                                                       -------------   -------------
        Total stockholders' equity                                        1,705,013         361,718
                                                                       -------------   -------------
        Total liabilities and stockholders' equity                     $  2,450,472    $    668,097
                                                                       =============   =============

                     See notes to condensed consolidated financial statements.

                                                 2


                                                       MicroIslet, Inc.
                                                (A Development Stage Company)
                                      Consolidated Statements of Operations (unaudited)


                                                                                                              August 21, 1998
                                                      Three Months Ended              Six Months Ended        (Inception) to
                                                           June 30,                        June 30,               June 30,
                                                     2002            2001           2002            2001            2002
                                                -------------   -------------   -------------   -------------   -------------
Expenses:
  Research and development expenses             $    422,809    $    456,933    $    766,886    $    834,506    $  5,494,753
  General and administrative expenses                418,661         141,068         642,676         259,933       1,896,770
  Warrant compensation expense                     3,477,723              --       3,477,723              --       3,477,723
                                                -------------   -------------   -------------   -------------   -------------
        Loss from operations                      (4,319,193)       (598,001)     (4,887,285)     (1,094,439)    (10,869,246)
                                                -------------   -------------   -------------   -------------   -------------

Other income (expense):
  Interest income                                      6,999           2,183           8,479           5,636          39,330
  Interest expense                                       (44)             --             (89)             --            (250)
  Grant income                                        20,619              --          50,069              --          66,915
  Other                                                   --             904              --             904           2,319
                                                -------------   -------------   -------------   -------------   -------------
        Total other income (expense)                  27,574           3,087          58,459           6,540         108,314
                                                -------------   -------------   -------------   -------------   -------------

        Net loss                                $ (4,291,619)   $   (594,914)   $ (4,828,826)   $ (1,087,899)   $(10,760,932)
                                                =============   =============   =============   =============   =============

Basic and diluted net loss per share            $       (.21)   $       (.04)   $      (.25)    $       (.06)   $       (.59)
                                                =============   =============   =============   =============   =============

Weighted average number of shares outstanding
  used in calculation                             20,900,030      16,852,227      19,157,803      16,852,227      18,366,568
                                                =============   =============   =============   =============   =============

                                  See notes to condensed consolidated financial statements.

                                                                3

                                               MicroIslet, Inc.
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (unaudited)

                                                                                            August 21, 1998
                                                      Six Months Ended  Six Months Ended  (Inception) to June
                                                       June 30, 2002      June 30, 2001         30, 2002
                                                       -------------      -------------      -------------
Cash flows from operating activities:
  Net loss                                             $ (4,828,826)      $ (1,087,899)      $(10,760,932)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Warrant compensation expense                          3,477,723                 --          3,477,723
    In-process research and development
      acquired for common stock                                  --                 --          2,067,518
    Stock compensation expense                              364,540            473,183          1,916,308
    Depreciation and amortization                            15,334              7,890             42,446
    Loss on disposal of equipment                            12,308                 --             12,308
Changes in operating assets and liabilities:
    Deposits and other assets                                   287                787            (28,885)
    Grant receivables                                       (15,647)                --            (20,619)
    Prepaid expenses                                       (145,802)             6,493           (169,710)
    Deferred revenues                                        40,352                 --             40,352
    Accounts payable and accrued expenses                   300,743             17,081            367,122
    Research expense due to shareholder                          --                 --            240,000
                                                       -------------      -------------      -------------

        Net cash used in operating activities              (778,988)          (582,465)        (2,816,369)
                                                       -------------      -------------      -------------
Cash flows from investing activities:
  Purchases of equipment                                    (71,805)           (16,714)          (160,181)
                                                       -------------      -------------      -------------
        Net cash used in investing activities               (71,805)           (16,714)          (160,181)
                                                       -------------      -------------      -------------
Cash flows from financing activities:
  Proceeds from sale of common stock                      2,329,858            500,000          4,817,896
  Proceeds from sale of preferred stock                          --                 --            186,500
  Cash received in advance of sale of common stock           97,985                 --             97,985
                                                       -------------      -------------      -------------
        Net cash provided by financing activities         2,427,843            500,000          5,102,381
                                                       -------------      -------------      -------------
        Net increase (decrease) in cash                   1,577,050            (99,179)         2,125,831

Cash at beginning of period                                 548,781            290,202                 --
                                                       -------------      -------------      -------------
Cash at end of period                                  $  2,125,831       $    191,023       $  2,125,831
                                                       =============      =============      =============
Interest paid                                          $         44       $         --       $        203
Income taxes paid                                      $         --       $         --       $         --

Non-cash investing and financing activities:
  In-process research and development
    acquired for common stock                          $         --       $         --       $  2,067,518
    Warrant compensation expense                          3,477,723                 --          3,477,723

                          See notes to condensed consolidated financial statements.

                                                      4

                                MicroIslet, Inc.
                          (a Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation (the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger") (see Note 2). The Merger was accounted for as a reverse acquisition because former shareholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed consolidated financial information presented herein includes the financial results of MSLT-Delaware for the entire three and six-month periods ended June 30, 2002, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through June 30, 2002. The 2001 financial information presented herein includes only the financial results of MSLT-Delaware for the three and six-month periods ended June 30, 2001. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to June 30, 2002, and the financial results of the Company for the post-Merger period from April 24, 2002 through June 30, 2002. The balance sheet at December 31, 2001 is that of MSLT-Delaware.

The financial information included in this quarterly report should be read in conjunction with the financial statements of MSLT-Delaware for the years ended December 31, 2001 and 2000 and related notes thereto included in Form 8-K/A (Amendment No. 2) filed with the SEC on September 13, 2002.

The preparation of the Company's financial statements included herein necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

The consolidated results of operations for the three months and six ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

As of June 30, 2002, the Company has experienced operating losses and negative cash flows from operations. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing to sustain its operations.

Principal risks to the Company include the ability to discover, develop and commercialize human therapeutic products, including the Company's early stage xenotransplantation technologies; necessary approvals from the United States Food and Drug Administration and other regulatory agencies, and future uncertainties surrounding those approvals; the need to raise substantial additional capital to execute the Company's business plan; dependence on collaborative partners; dependence on key scientific and management personnel; and the possibility of competition from substitute products and larger companies.

NOTE 2 - MERGER OF MSLT-DELAWARE AND A WHOLLY-OWNED SUBSIDIARY OF ALD AND SALE OF SECURITIES

On April 24, 2002, the Company consummated an integrated series of transactions which resulted in the effective exchange of 3,913,014 shares of common stock for net proceeds of $2.4 million. As a result, MSLT-Delaware became a wholly-owned subsidiary of ALD, which was previously a "public shell entity," through a reverse triangular merger involving MSLT- Delaware, ALD and a newly formed, wholly owned subsidiary of ALD (the "Merger"). For accounting purposes, the Company was deemed to have issued 3,408,398 shares of common stock (the "Merger Shares") in exchange for all of the outstanding equity securities of ALD. ALD had no assets or liabilities at the time of the Merger. Contemporaneous with the Merger, MSLT-Delaware closed a private placement (the "Private Offering") in which it sold 504,616 shares of common stock in exchange for approximately $2.4 million of net cash proceeds. The sale of these common shares was subject to the terms of an Investment Banking Agreement and a Private Placement Memorandum. The terms of the agreements included specified minimum gross offering proceeds of $3 million, and a requirement that MSLT-Delaware complete the aforementioned transaction with a "public shell entity."

Two individuals who were affiliates of ALD were also then affiliates of ASA Investment Company ("ASA"), which served as the placement agent for the Private Offering. One of these individuals was ALD's former president and sole director ("ALD's President"), and the other individual was the beneficial owner of 76.9% of the ALD's outstanding common stock prior to the Merger ("ALD's majority shareholder"). Certain trusts affiliated with ALD's majority shareholder subscribed for 175,000 MSLT-Delaware shares ($1,050,000 gross proceeds) in the Private Offering. 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company associated with ALD's President and his brother, who was also then affiliated with ASA. ASA received cash commissions equal to ten percent of the gross Private Offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 and is owed 33,334 shares of common stock. Cash payments to ASA were withheld from the gross offering proceeds distributed to the Company and have been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The Company was advised in May 2002 that ALD's majority shareholder, ALD's President and his brother were no longer affiliated with ASA.

The Company believes that the Private Offering and the issuance of the Merger Shares is a single capital raising activity that netted proceeds of approximately $2.4 million. Because of the integrated nature of the transactions described above, no expense has been recorded for either the Merger Shares or the Private Offering shares deemed issued by the Company.

The Merger resulted in a change in control of ALD. The sole director resigned effective upon the close of business on April 24, 2002, and was replaced by a four-member board of directors appointed by MSLT-Delaware. The board of directors expanded to five directors in May 2002.

Subsequent to closing the Private Offering, the Company sold a total of 18,333 additional shares of common stock at $6.00 per share to unaffiliated accredited investors for gross proceeds of $110,000. At June 30, 2002, the Company had received $97,985 in subscription proceeds for the purchase of additional shares of common stock at $6.00 per share, but had not yet received associated subscription documentation. This amount is recorded as cash received in advance of sale of common stock. ASA received or will receive commissions equal to ten percent of the gross proceeds in connection with these sales.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale all of the shares sold through ASA in private placements. The registration statement was filed July 25, 2002, but as of the date of this report has not yet been declared effective.

NOTE 3 - RELATED PARTIES/ISSUANCE OF WARRANTS

On April 2, 2002, ALD issued an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to three persons, including ALD's majority shareholder, ALD's President and his brother. The Class A Warrants and the Class B Warrants are referred to collectively as the "Warrants."

Each outstanding Class A Warrant will entitle the holder thereof to purchase one share of common stock at a price of $6.00 per share and each outstanding Class B Warrant will entitle the holder thereof to purchase one share of common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in an associated Warrant Agreement, both the Class A and the Class B Warrants will generally be exercisable by the holders thereof at any time between August 1, 2002 and July 31, 2007. The Warrant Agreement requires the Company to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

The Company has valued the Warrants at approximately $5,900,000. This valuation was determined using the Black-Scholes option pricing model using the five year life of the Warrants, an annual risk free rate of return of 5.2%, volatility of 120% and no dividends.

Because the Warrants related to services provided in connection with the transaction discussed in Note 2 above, these Warrants been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The excess of the value of the Warrants over the proceeds ($3,477,723) has been recorded as warrant compensation expense in the current quarter.

NOTE 4 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

NOTE 6 - INCREASE IN AUTHORIZED CAPITALIZATION AND NAME CHANGE

On May 28, 2002, the Company's stockholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company to MicroIslet, Inc., and increasing the authorized capital stock from 25,000,000 shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock, and 10,000,000 shares of preferred stock. The preferred stock may be issued from time to time in one or more series, with such designation, powers, preferences and rights of the shares of each such series as established by the board of directors. As of the date of this report, no series of preferred stock have been designated and no shares of preferred stock have been issued.

NOTE 7 - SUBSEQUENT EVENTS

On July 3, 2002, the Company entered into a lease for new premises located in San Diego, California. The lease is for a three year term, and monthly rental is approximately $17,000 per month.

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

Business Overview
-----------------

         Our company was incorporated under the laws of the state of Nevada on November 10, 1998 as ALD Services, Inc. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. The company conducted only limited business activities toward its initial plan. Our common stock has been traded on the OTC Bulletin Board under the trading symbol "MIIS" since May 9, 2002, and under the symbol "ALDI" since December 12, 2000.

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

         In furtherance of our business plan, on April 24, 2002, we acquired MicroIslet, Inc., a Delaware corporation ("MSLT Delaware") through a merger of our newly-formed, wholly-owned subsidiary with MicroIslet (the "Merger"). MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of the post-Merger outstanding shares of the company. In the Merger, MSLT Delaware's common shares were exchanged on a one-for-one basis for our common stock, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common stock. Shortly after the Merger, we changed our name from ALD Services, Inc. to MicroIslet, Inc.

         As a result of the Merger, we are now a biotechnology company engaged in the research, development and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. MSLT Delaware has licensed several technologies from Duke University Medical Center developed over the last decade for the isolation, culture, storage and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources. These proprietary methods are among advances in the field of transplantation that may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment towards a cure for diabetes worldwide.

Liquidity and Capital Resources
-------------------------------

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. MSLT Delaware has not had significant revenues from operations and has had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. To date, MSLT Delaware has funded its operations primarily through the private sale of equity securities, including a private placement of a total of 504,616 shares of common stock at $6.00 per share which closed April 24, 2002, raising net proceeds of approximately $2.4 million, and subsequent private placements on similar terms for a total of 34,666 shares for net proceeds of $187,200. We do not expect to produce any revenues for the foreseeable future.

         Based on our currently planned expenditures and capital raising plans, we believe we will have sufficient funds to continue operations for the next twelve months. However, there can be no assurance that sufficient capital will be available to us or that such capital will be available on terms acceptable to us. Since none of our product candidates have yet advanced beyond the research stage, the process of developing product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities. Pending appropriate regulatory approvals, we intend to initiate a Phase I clinical study of MicroIslet-P(TM) in patients with type 1 diabetes by 2005. We therefore expect that our research and development expenses will increase over the current level, and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.

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

New Accounting Pronouncements and Critical Accounting Policies
--------------------------------------------------------------

         A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 5). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements will not have a significant impact on our financial statements.

Risk Factors
------------

         The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

         We have experienced significant operating losses in each period since its inception. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations, and from non-cash costs related to our reverse merger. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

         We are a relatively new company and our technologies are still in the early stages of development. We are currently working to develop our first product, MicroIslet-P(TM). This product may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of this product or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

         o are accepted by, and marketed successfully to, the diabetes marketplace;

         o    are safe and effective;

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

         We have exclusive worldwide rights to our technology for the isolation, culture, storage and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources, through a license agreement with Duke University. Our license generally may be terminated by Duke University if we fail to perform our obligations, including obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated, we would lose the right to develop the licensed products, which would significantly harm our business. The license agreement contemplates that once the research and development program is completed, we and Duke University will agree upon milestones toward commercialization of the licensed products. We will be required to meet those agreed milestones, and if we fail to do so in a material way, our license rights may become non-exclusive. If disputes arise in the negotiation of those milestones, or once agreed upon, over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by Duke University, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

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

         When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted.

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

         The FDA has published guidelines for development of xenotransplantation products and are continuing to closely monitor the development of such products to determine if additional guidelines are required as more data is obtained. We may not be able to comply with any final guidelines the FDA may issue.

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

         Furthermore, our performance is substantially dependent on the performance of our current senior management, board of directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, board of directors, scientific or technical staff or advisory board may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

         To date, we have not produced any product. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE.

         If we are able to commercially launch our products, we will face exposure to product liability claims. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties whom we have agreed to indemnify could incur liability.

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

ENERGY SHORTAGES MAY ADVERSELY IMPACT OUR OPERATIONS.

         California has been experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling brownouts, or the temporary and generally unannounced loss of the primary electrical power source. Our laboratory facility in San Diego is powered by electricity. We do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

A SUBSTANTIAL NUMBER OF SHARES ORIGINALLY ISSUED BY MSLT DELAWARE IN EXEMPT TRANSACTIONS ARE, OR ARE BEING MADE AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

         On July 25, 2002, we filed a registration statement with the SEC pursuant to which we will register up to 689,622 shares of our common stock for resale by certain shareholders. The number of restricted shares that may be offered upon effectiveness of the registration statement is substantially greater than the number of shares currently available for trading. Exercisable options issued by MSLT Delaware when it was a private company and assumed by us may also be available for resale on the open market.

         The shareholders whose shares will be registered by the registration statement will be permitted to sell their shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We have also granted registration rights with respect to 1,500,000 shares which may be purchased under warrants issued by us in connection with our merger in April 2002.

         Sales of shares pursuant to exercisable options and warrants could lead to subsequent sales of the shares in the public market. These sales, together with sales of shares by the selling shareholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

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

         o    developments or disputes concerning patent or proprietary rights;
              and

         o    general financial market conditions.

         The stock market in general, and the public markets for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could seriously harm our business, financial condition and results of operation.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED BY THE SEC A "PENNY STOCK," WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         Our common stock does not currently qualify for listing on the Nasdaq Stock Market, and we do not anticipate that we will qualify for such a listing in the foreseeable future. So long as our common stock continues to be quoted on the OTC Bulletin Board, and so long as the trading price of our common stock remains less than $5.00 per share, our common stock will be considered a "penny stock," and trading in our common stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be high price fluctuations.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         Neither we nor MSLT Delaware has previously paid any cash or other dividend on common stock. We anticipate that we will use any earnings and cash flow for future growth, and we do not have any plans to pay dividends in the foreseeable future. Future equity financings may restrict our ability to pay dividends.

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our shareholders. We currently have options for approximately 3,000,000 shares outstanding which have exercise prices at or below the recent market price of our stock of $2.35 per share. We have options and warrants for 1,891,000 shares outstanding at prices above the current $2.35 market price, and if the current market price increases, these options and warrants could have a dilutive effect on shareholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER SHAREHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our executive officers, directors and their affiliates beneficially own or control approximately 44.1% percent of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable before September 21, 2002). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

         On May 28, 2002, our shareholders authorized the issuance of up to 10,000,000 shares of preferred stock in one or more series. Our board of directors will be able to determine the terms of preferred stock without further action by our shareholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

NEVADA LAW AND SOME PROVISIONS OF OUR CHARTER AND BYLAWS MAY AFFECT THE PRICE OF YOUR STOCK.

         Special meetings of our shareholders may be called only by the President or the Board of Directors. Shareholders have no right to call a meeting unless a majority of the outstanding shares request it to be called. Certain provisions of Nevada law could delay or make more difficult certain types of transactions involving a change in control of the company or our management. As a result, the price of our common stock may be adversely affected.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 24, 2002, we acquired MicroIslet, Inc., a Delaware corporation ("MSLT Delaware"), through a merger of our newly-formed, wholly-owned subsidiary with MSLT Delaware (the "Merger"). MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing 85% of the post-Merger outstanding shares of the Registrant. In the Merger, MSLT Delaware common shares were exchanged on a one-for-one basis for our common shares, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.627538-for-one basis for our common shares.

         Two individuals who were our affiliates were also affiliates of ASA Investment Company, which served as the placement agent for a private offering of securities by MSLT Delaware which closed simultaneously with the Merger. The two individuals were Thomas K. Russell, our former President and Chairman, and Donald G. Saunders, who was the beneficial owner of 76.9% of our issued and outstanding common stock pre-Merger. Mark C. Russell, the brother of Thomas K. Russell, was also affiliated with ASA. We have been advised that Mr. Saunders, Thomas K. Russell and Mark C. Russell are no longer affiliated with ASA. Certain trusts affiliated with Mr. Saunders subscribed for 175,000 MSLT Delaware shares in the private offering with gross proceeds to us of $1,050,000. 52,500 of such shares were purchased by Mr. Saunders as a nominee for a company associated with Thomas K. Russell and Mark C. Russell with gross proceeds to us of $315,000. These investments were on the same terms as all other investments in the private offering. ASA received commissions equal to ten percent of the approximately $4 million in gross offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 plus 33,334 of our common shares.

         In April and May 2002, we sold a total of 539,282 shares of common stock for $6.00 per share to accredited investors. ASA served as placement agent and received or will receive a commission equal to ten percent of the gross proceeds.

         In April 2002, we issued warrants to purchase 1,000,000 shares of our common stock at $6.00 per share and 500,000 shares of our common stock at $12.00 per share to the following persons in the amounts set forth opposite their names:

Name                              $6.00 Warrants                $12.00 Warrants
----                              --------------                ---------------
Donald G. Saunders                      850,000                      425,000
Thomas K. Russell                       100,000                       50,000
Mark C. Russell                          50,000                       25,000
                                      ---------                   ----------
Total:                                1,000,000                      500,000

         The warrants are exercisable at any time between August 1, 2002 and July 31, 2007.

         The foregoing securities were offered and sold without registration under the Securities Act of 1933 to accredited investors, in reliance upon the exemption provided by Section 4(2) of such Act and Regulation D thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 28, 2002, we held a special meeting of our shareholders. At that meeting, the following proposals were submitted and approved by our shareholders:

(1) Amendment of our Articles of Incorporation to increase the authorized capital stock from 25,000,000 shares of $0.001 par value common stock, to 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock;

(2) Amendment of our Articles of Incorporation to change our name from ALD Services, Inc. to MicroIslet, Inc.; and

(3) Approval of our 2000 Stock Option Plan, which was assumed in the acquisition of MSLT Delaware.

Each of the above proposals received the following votes:

                                                Votes Cast
                                                ----------
For:                                            11,573,517
Against:                                                 0
Abstain:                                                 0
Broker Non-votes:                                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS

   Exhibit No.                        Document Description
   -----------                        --------------------

       2.1 Merger Agreement and Plan of Reorganization dated as of April 22, 2002 by and among the Registrant, ALD Services Merger Subsidiary, Inc. and MSLT Delaware (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 29, 2002).

       3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant filed May 28, 2002.*

       10.1 2000 Stock Option Plan of MSLT Delaware, as amended and restated on April 24, 2002.*

       10.8 Class A Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders.*

       10.9 Class B Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders.*

       10.10 Class A Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell.*

       10.11 Class B Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell.*

       10.12 Class A Warrant Certificate dated April 2, 2002, issued to Mark C. Russell.*

       10.13 Class B Warrant Certificate dated April 2, 2002, issued to Mark C. Russell.*

       99.1         Statement Required By 18 U.S.C. 1350

_________
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 24, 2002

b.  REPORTS ON FORM 8-K.

On April 5, 2002, we filed a current report on Form 8-K dated March 13, 2002 containing disclosure in Items 4 and 7.

On April 12, 2002, we filed a current report on Form 8-K dated April 12, 2002 containing disclosure in Item 5.

On April 25, 2002, we filed a current report on Form 8-K dated April 24, 2002 containing disclosure in Item 5.

On April 29, 2002, we filed a current report on Form 8-K dated April 24, 2002 containing disclosure in Items 1, 2 and 7.

On May 28, 2002, we filed a current report on Form 8-K dated May 28, 2002 containing disclosure in Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MICROISLET, INC.

September 13, 2002     /s/ John F. Steel IV
                       --------------------------------------------
                       John F. Steel IV
                       Chairman and Chief Executive Officer
                       (Principal executive officer)

September 13, 2002     /s/ William G. Kachioff
                       --------------------------------------------
                       William G. Kachioff
                       Vice President, Finance and Chief Financial Officer
                       (Principal financial officer)

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