Form 10QSB
period 2002-09-30
MICROISLET INC
filed 2002-10-15
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 000-27035

                                MICROISLET, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                             88-0408274
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

    6370 NANCY RIDGE DRIVE, SUITE 112, SAN DIEGO, CALIFORNIA      92121
         (Address of principal executive offices)               (Zip Code)

                                 (858) 657-0287
                (Issuer's telephone number, including area code)

              6540 LUSK BOULEVARD, SUITE C250, SAN DIEGO, CA 92121
                 (Former address, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

     At October 8, 2002, 22,658,611 shares of the registrant's common stock
                 (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                                        PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                                          Consolidated Balance Sheets

                                                                                September 30,
                                                                                    2002            December 31,
                                                                                 (unaudited)           2001
                                                                                -------------      -------------
ASSETS

Current Assets:
  Cash                                                                          $  1,406,068       $    548,781
  Grant receivables                                                                   51,972              4,972
  Prepaid expenses                                                                   167,832             23,908
                                                                                -------------      -------------

        Total current assets                                                       1,625,872            577,661

Equipment, net                                                                        95,014             61,264
Deposits and other assets                                                             78,638             29,172
                                                                                -------------      -------------

        Total assets                                                            $  1,799,524       $    668,097
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Research expenses due to stockholder                                          $    230,000       $    240,000
  Deferred grants revenue                                                             40,352                 --
  Accounts payable and accrued expenses                                              418,228             66,379
                                                                                -------------      -------------

        Total current liabilities                                                    688,580            306,379
                                                                                -------------      -------------

Stockholders' Equity:
  Convertible preferred stock - $.001 par value: 10,000,000
    shares authorized; zero shares and 82,888 shares issued
    and outstanding at September 30, 2002 and December 31, 2001, respectively; aggregate liquidation preference
    of $186,500 at December 31, 2001                                                      --                 83
  Common stock - $.001 par value: 50,000,000 shares
    authorized; 22,658,611 and 17,415,575 shares issued and
    outstanding  at September 30, 2002 and December 31, 2001, respectively            22,658             17,416
  Additional paid-in capital                                                      12,485,690          6,276,325
  Deficit accumulated during the development stage                               (11,397,404)        (5,932,106)
                                                                                -------------      -------------

        Total stockholders' equity                                                 1,110,944            361,718
                                                                                -------------      -------------

        Total liabilities and stockholders' equity                              $  1,799,524       $    668,097
                                                                                =============      =============

                                See notes to consolidated financial statements.

                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                                    Consolidated Statements of Operations (unaudited)


                                                                                                                    August 21, 1998
                                                        Three Months Ended              Nine Months Ended           (Inception) to
                                                          September 30,                    September 30,             September 30,
                                                     2002              2001            2002             2001              2002
                                                 -------------    -------------    -------------    -------------    -------------
Expenses:
   Research and development expenses             $    124,568     $    536,813     $    891,454     $  1,371,319     $  5,619,321
   General and administrative expenses                570,843          108,351        1,213,519          368,284        2,467,613
   Warrant compensation expense                            --               --        3,477,723               --        3,477,723
                                                 -------------    -------------    -------------    -------------    -------------

     Loss from operations                            (695,411)        (645,164)      (5,582,696)      (1,739,603)     (11,564,657)
                                                 -------------    -------------    -------------    -------------    -------------

Other income (expense):
   Interest income                                      7,094              920           15,573            6,556           46,424
   Interest expense                                      (127)            (161)            (216)            (161)            (377)
   Grant income                                        51,972               --          102,041               --          118,887
   Other                                                   --              380               --            1,284            2,319
                                                 -------------    -------------    -------------    -------------    -------------

      Total other income (expense)                     58,939            1,139          117,398            7,679          167,253
                                                 -------------    -------------    -------------    -------------    -------------

      Net loss                                   $   (636,472)    $   (644,025)    $ (5,465,298)    $ (1,731,924)    $(11,397,404)
                                                 =============    =============    =============    =============    =============

Basic and diluted net loss per share             $       (.03)    $       (.04)            (.27)    $       (.10)    $       (.62)
                                                 =============    =============    =============    =============    =============

Weighted average number of shares outstanding
  used in calculation                              20,905,475       16,878,274       20,321,103       16,869,592       18,372,013
                                                 =============    =============    =============    =============    =============

                                     See notes to consolidated financial statements.

                                                           3


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                                     Statements of Cash Flows (unaudited)

                                                                                                        August 21, 1998
                                                           Nine Months Ended     Nine Months Ended       (Inception) to
                                                          September 30, 2002    September 30, 2001     September 30, 2002
                                                          ------------------    ------------------     ------------------
Cash flows from operating activities:
  Net loss                                                  $ (5,465,298)          $ (1,731,924)          $(11,397,404)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Warrant compensation expense                               3,477,723                     --              3,477,723
    In process research and development
      acquired for common stock                                       --                     --              2,067,518
    Stock compensation expense                                   318,743                833,013              1,870,511
    Depreciation and amortization                                 24,377                 12,462                 51,489
    Loss on disposal of equipment                                 14,726                     --                 14,726
Changes in operating assets and liabilities:
    Deposits and other assets                                    (49,466)                   550                (78,638)
    Grant receivables                                            (47,000)                    --                (51,972)
    Prepaid expenses                                            (143,924)                 4,772               (167,832)
    Deferred revenues                                             40,352                     --                 40,352
    Accounts payable and accrued expenses                        351,849                 39,835                418,228
    Research expense due to shareholder                          (10,000)                    --                230,000
                                                            -------------          -------------          -------------

        Net cash used in operating activities                 (1,487,918)              (841,292)            (3,525,299)
                                                            -------------          -------------          -------------

Cash flows from investing activities:
  Purchases of equipment                                         (72,853)               (16,715)              (161,229)
                                                            -------------          -------------          -------------

        Net cash used in investing activities                    (72,853)               (16,715)              (161,229)
                                                            -------------          -------------          -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                           2,418,058                600,000              4,906,096
  Proceeds from sale of preferred stock                               --                     --                186,500
  Cash received in advance of sale of common stock                    --                     --                     --
                                                            -------------          -------------          -------------

        Net cash provided by financing activities              2,418,058                600,000              5,092,596
                                                            -------------          -------------          -------------

        Net increase (decrease) in cash                          857,287               (258,007)             1,406,068

Cash at beginning of period                                      548,781                290,202                     --
                                                            -------------          -------------          -------------

Cash at end of period                                       $  1,406,068           $     32,195           $  1,406,068
                                                            =============          =============          =============

Interest paid                                               $        127           $         --           $        286
Income taxes paid                                           $      3,282           $         --           $         --

Non-cash investing and financing activities:
  In-process research and development
    acquired for common stock                               $         --           $         --           $  2,067,518
  Warrant compensation expense                                        --                     --              3,477,723

                                See notes to consolidated financial statements.

                                MICROISLET, INC.
                          (a Development Stage Company)
                    Notes to Financial Statements (unaudited)

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former shareholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed consolidated financial information presented herein includes the financial results of MSLT-Delaware for the entire three and nine-month periods ended September 30, 2002, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through September 30, 2002. The 2001 financial information presented herein includes only the financial results of MSLT-Delaware for the three and nine-month periods ended September 30, 2001. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to September 30, 2002, and the financial results of the Company for the post-Merger period from April 24, 2002 through September 30, 2002. The balance sheet at December 31, 2001 is that of MSLT-Delaware.

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

The consolidated results of operations for the three months and nine ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

As of September 30, 2002, the Company has experienced operating losses and negative cash flows from operations. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials.

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

The FASB has also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 provides guidance on measuring and recording impairments of assets, other than goodwill, and provides clarifications on measurement of cash flow information and other variables to be used to measure impairment. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

In June 2002, the FASB has also issued SFAS No. 146, "Accounting for cost associated with exit or disposal activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 96-3, "Liability recognition for certain employee termination benefits and other cost to exit an activity (including certain cost incurred in a restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liabilities incurred. This statement also established that fair value is the objective for initial measurement of the liability. The Company does not expect that the adoption of FAS 146 will have a material impact on its financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On July 3, 2002, the Company entered into a lease for new premises located in San Diego, California. The lease is for a three year term, and monthly rental is approximately $17,000 per month.

ITEM 2.           PLAN OF OPERATION.

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

Business Overview
-----------------

         Our company was incorporated under the laws of the state of Nevada on November 10, 1998 as ALD Services, Inc. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. The company conducted only limited business activities toward its initial plan. Our common stock has been traded on the OTC Bulletin Board under the trading symbol "MIIS" since May 9, 2002, and under the symbol "ALDI" from December 12, 2000 to May 8, 2002.

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

      In furtherance of our business plan, on April 24, 2002, we acquired MicroIslet, Inc., a Delaware corporation ("MSLT Delaware") through a merger of our newly-formed, wholly-owned subsidiary with MSLT Delaware (the "Merger"). MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of the post-Merger outstanding shares of our company. In the Merger, MSLT Delaware's common shares were exchanged on a one-for-one basis for our common stock, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common stock. Shortly after the Merger, we changed our name from ALD Services, Inc. to MicroIslet, Inc.

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

Liquidity and Capital Resources
-------------------------------

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. MSLT Delaware has not had significant revenues from operations and has had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. To date, MSLT Delaware has funded its operations primarily through the private sale of equity securities, including a private placement of a total of 504,616 shares of common stock at $6.00 per share which closed April 24, 2002, raising net proceeds of approximately $2.4 million, and subsequent private placements on similar terms for a total of 18,334 shares for net proceeds of $99,000 during the quarter ended June 30, 2002; and 16,334 shares for net proceeds of $88,200 during this quarter ended September 30, 2002. We do not expect to produce any revenues for the foreseeable future.

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

Material Developments
---------------------

         On July 3, 2002, we entered into a lease for new premises located in San Diego, California. The lease is for a three year term, and a monthly rent of approximately $17,000.

New Accounting Pronouncements and Critical Accounting Policies
--------------------------------------------------------------

         A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 5). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements did not have a significant impact on our financial statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

         We have experienced significant operating losses in each period since our inception. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations, and from non-cash costs related to our reverse merger. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES. IF WE CANNOT ESTABLISH, MAINTAIN AND EFFECTIVELY MANAGE COLLABORATIVE RELATIONSHIPS OUR ABILITY TO DEVELOP PRODUCTS AND REVENUE WILL SUFFER.

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

WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM OUR CELL THERAPY PROGRAMS AND THAT WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         Our cell therapy programs are still in the early stages of development and may not result in marketable products. We are directing our technology and development focus primarily toward identifying processes and products that are believed to produce optimal treatment for insulin-dependent diabetes.

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN. FAILURE TO RECEIVE APPROVAL FOR COMMERCIALIZATION OF ANY POTENTIAL PRODUCT DEVELOPED BY US OR OUR COLLABORATORS WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

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

IF WE RECEIVE REGULATORY APPROVAL, WE WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATIONS AND CONTINUED REGULATORY REVIEW, SUCH AS CONTINUED SAFETY REPORTING REQUIREMENTS, AND WE MAY ALSO BE SUBJECT TO ADDITIONAL FDA POST-MARKETING OBLIGATIONS. THESE AND OTHER REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

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

THE TRANSPLANTATION OF ANIMAL CELLS INTO HUMANS INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH IN THE FUTURE MAY RESULT IN ADDITIONAL REGULATION THAT MAY PREVENT OR DELAY APPROVAL OF OUR PROPOSED PRODUCTS.

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

         The FDA has published guidelines for development of xenotransplantation products and is continuing to closely monitor the development of such products to determine if additional guidelines are required as more data is obtained. We may not be able to comply with any final guidelines the FDA may issue.

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

BECAUSE OUR INDUSTRY IS VERY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPITAL RESOURCES AND MORE EXPERIENCE IN RESEARCH AND DEVELOPMENT, MANUFACTURING AND MARKETING THAN US, WE MAY NOT SUCCEED IN DEVELOPING OUR PROPOSED PRODUCTS AND BRINGING THEM TO MARKET.

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

IF WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND CANNOT OBTAIN ADEQUATE INSURANCE TO PROTECT AGAINST THESE CLAIMS, OUR FINANCIAL CONDITION WOULD SUFFER.

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

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS. IF WE ARE SUBJECT TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS OUR FINANCIAL CONDITION WOULD SUFFER.

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

         On July 25, 2002, we filed a registration statement with the SEC pursuant to which we will register up to 697,956 shares of our common stock for resale by certain shareholders. The number of restricted shares that may be offered upon effectiveness of the registration statement is substantially greater than the number of shares currently available for trading. Exercisable options issued by MSLT Delaware when it was a private company and assumed by us may also be available for resale on the open market.

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

OUR STOCK IS THINLY TRADED AND ITS PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE AND YOU MAY HAVE DIFFICULTY LIQUIDATING YOUR INVESTMENT.

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

         o developments or disputes concerning patent or proprietary rights; and

         o        general financial market conditions.

         The stock market in general, and the public markets for life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these listed companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could seriously harm our business, financial condition and results of operations.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our shareholders. We currently have options for approximately 3,000,000 shares outstanding which have exercise prices at or below the recent market price of our stock of $2.55 per share. We have options and warrants for 1,891,000 shares outstanding at prices above the current $2.55 market price, and if the current market price increases, these options and warrants could have a dilutive effect on shareholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS

      Exhibit No.          Document Description
      -----------          --------------------

         99.1 Certification of Chief Executive Officer and Chief Financial Officer.

b.  REPORTS ON FORM 8-K.

On July 8, 2002, we filed a current report on Form 8-K/A containing disclosure in Items 1, 2 and 7.

On August 12, 2002, we filed a current report on Form 8-K containing disclosure in Items 4 and 7.

On September 13, 2002 we filed a current report on Form 8-K/A containing disclosure in Items 1, 2 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROISLET, INC.

October 15, 2002             /s/ John F. Steel IV
                             ---------------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

October 15, 2002             /s/ William G. Kachioff
                             ---------------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial officer)

                                CERTIFICATIONS

I, John F. Steel IV, Chairman and Chief Executive Officer of MicroIslet, Inc., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John F. Steel IV
---------------------------
John F. Steel IV, Chairman and Chief Executive Officer
October 15, 2002

I, William G. Kachioff, Vice President, Finance and Chief Financial Officer of MicroIslet, Inc., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William G. Kachioff
------------------------------------
William G. Kachioff , Vice President, Finance and Chief Financial Officer October 15, 2002