Form 10KSB
period 2002-12-31
MICROISLET INC
filed 2003-03-28
CIK 1092050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number 0-27035
                                                -------

                                MICROISLET, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                            88-0408274
             ------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

6370 Nancy Ridge Drive, Suite 112, San Diego, California          92121
--------------------------------------------------------          -----
        (Address of principal executive offices)                (Zip Code)

                                 (858) 657-0287
                                 --------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $137,087.

As of March 27, 2003, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $7,910,210.*

The number of shares of Common Stock, $.001 par value, outstanding on March 27, 2003, was 22,658,611.

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding on March 27, 2003. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
ITEM 1.    Description of Business                                             3
ITEM 2.    Description of Property                                            11
ITEM 3.    Legal Proceedings                                                  11
ITEM 4.    Submission of Matters to a Vote of Security Holders                11

                                     PART II
ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                              12
ITEM 6.    Management's Discussion and Analysis                               14
ITEM 7.    Financial Statements                                          27, F-1
ITEM 8.    Changes in and Disagreement with Accountants on
             Accounting and Financial Disclosure                              28

                                    PART III
ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                29
ITEM 10.   Executive Compensation                                             31
ITEM 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       34
ITEM 12.   Certain Relationships and Related Transactions                     36
ITEM 13.   Exhibits, List and Reports on Form 8-K                             37
ITEM 14.   Controls and Procedures                                            39



                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Business risks section of this Item 6 and elsewhere in this Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-KSB with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

         Our company was incorporated under the laws of the state of Nevada on November 10, 1998 under the name ALD Services, Inc. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. On April 24, 2002, we acquired MicroIslet, Inc., a Delaware corporation ("MSLT Delaware") through a merger of our newly-formed, wholly-owned subsidiary with MSLT Delaware. As a result of the Merger, MSLT Delaware is now our wholly owned subsidiary and we share its business plan.

         MSLT Delaware was founded by John F. Steel IV, who at the time of the merger owned 49% of the outstanding shares of MSLT Delaware and was its Chairman and CEO. Diasense, Inc. and Richard Schoninger were also principal stockholders of MSLT Delaware, owning 18% and 11.4%, respectively, of the outstanding shares at that time. The other executive officer of MSLT Delaware prior to the merger was Hartoun Hartounian, who served as its Chief Operating Officer. Mr. Steel, Dr. Hartounian, Robert Anderson and James Gavin made up the board of directors. Each of these individuals remain with our company in the same or similar capacity. MSLT Delaware was incorporated in Delaware on August 21, 1998. From the time of its formation, the company had been engaged in the research, development and commercialization of technologies in the field of cell transplantation therapy for insulin-dependent diabetes. MSLT Delaware has licensed patented technologies from Duke University Medical Center for the isolation, culture, storage and microencapsulation of insulin-producing islet cells. Transplantation of cells using these proprietary methods may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment towards a cure for diabetes worldwide.

         In October 2001, MSLT Delaware entered into an Investment Banking Agreement with ASA Investment Company, a registered broker-dealer. MSLT Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction, Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would each have equity interests. Thomas and Mark Russell are brothers. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained any ownership interest or other interest in ASA.

         Under the Investment Banking Agreement, ASA was retained to raise equity financing of up to $10 million in two stages. The first stage required ASA to raise $1 million by November 2, 2001, after which ASA would have an exclusive right to conduct a further private placement for between $3 million and $9 million on or before February 28, 2002. As a condition to closing the second stage of the private placement, MSLT Delaware was required to enter into a business combination with us. MSLT Delaware also agreed to give ASA a right of first refusal until April 2003 to match the terms of any offer for financing. ASA also has the right to receive a 10% finder's fee for any completed financing from persons introduced to MSLT Delaware by ASA, and the first $200,000 of any completed financing in excess of $6 million. On November 2, 2001, MSLT Delaware sold 166,668 shares of its common stock at a price of $6.00 per share in a private placement which raised gross proceeds of $1 million. ASA received a commission of $100,000 in connection with such sale. Pursuant to this investment, the investors were granted the right to receive additional shares of common stock if MSLT Delaware sells any securities for less than $6.00 per share. In the event of such a sale, these investors would be entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

         On December 14, 2001, Frank Danesi, Jr., the sole officer and director of our company at the time and owner of approximately 90% of our then outstanding shares of capital stock, sold all of his 3,075,000 shares of common stock to the Don and Bonnie Saunders Family Trust, a family trust affiliated with Mr. Saunders, for a cash purchase price of $300,000. The Don and Bonnie Saunders Family Trust purchased a total of 615,000 of such shares as nominee for others, including 275,132 shares for Thomas K. Russell and 137,566 shares for Mark C. Russell. The sale constituted a change of control of our company. Thomas
K. Russell also became our President, Chairman and sole director at that time. The successor management elected to change our business plan by characterizing us as a public "blind pool" or "blank check" company. Our plan of operations became to seek, investigate, and if warranted, acquire one or more properties or businesses through a reverse merger or other similar type of business acquisition transaction.

         Consistent with the business combination requirement under the Investment Banking Agreement, Mr. Saunders, Thomas K. Russell and Mark C. Russell introduced our company to MSLT Delaware and performed all management services for us from December 2001 to April 2002 on a part time, as needed basis. Those services included coordinating with ASA and MSLT Delaware to facilitate the business combination and the related private placement, performing management and financial reporting for us, completing required SEC filings and negotiating for us the terms of the business combination agreement. In April 2002, we granted warrants to Mr. Saunders, Thomas K. Russell and Mark
C. Russell for the foregoing services. The warrants consisted of Class A Warrants for the purchase of 1,000,000 shares at $6.00 per share, and Class B Warrants for the purchase of 500,000 shares at $12.00 per share. Both the Class A and the Class B Warrants are generally exercisable at any time between August 1, 2002 and July 31, 2007. We are required to register the shares underlying the warrants and to maintain an effective registration statement during such time as the warrants and underlying shares remain outstanding. Mr. Saunders received 850,000 Class A Warrants and 425,000 Class B Warrants, Thomas K. Russell received 100,000 Class A Warrants and 50,000 Class B Warrants, and Mark C. Russell obtained 50,000 Class A Warrants and 25,000 Class B Warrants. We valued those warrants at approximately $5.9 million. See Note 7 to our financial statements on page F-14 below.

         On April 24, 2002, MSLT Delaware sold 504,620 shares of its common stock in the second stage of its private placement, raising approximately $3 million in gross proceeds. We simultaneously completed our business combination with MSLT Delaware. MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of our post-merger outstanding shares. In the merger, MSLT Delaware common shares were exchanged on a one-for-one basis for our common shares, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common shares. Soon after the merger, we changed our name from ALD Services, Inc. to MicroIslet, Inc. ASA received a commission of $302,770 in connection with the second private placement closing, and earned an investment banking fee of $200,000 plus the right to receive 33,334 of our common shares in connection with our acquisition of MSLT Delaware.

         After the merger, we sold an additional 34,667 shares of our common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as MSLT Delaware's April 2002 private placement described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

         We regard the Class A and Class B Warrants to have been issued for services rendered in connection with the private placement and business combination. See Note 7 to our financial statements on page F-14 of this Form 10-KSB. Except for such warrants, none of Mr. Saunders, Thomas K. Russell or Mark C. Russell earned any compensation in connection with the private placements or the business combination with MSLT Delaware. Immediately after the business combination, Mr. Saunders beneficially owned 16.8% of our common shares, Thomas K. Russell beneficially owned 1.9% of our common shares, and Mark
C. Russell beneficially owned less than 1% of our common shares, in each case giving effect to the exercise of their Class A and Class B Warrants.

PRODUCT

         We intend to seek FDA approval for and bring to market a first product, called MicroIslet-P(TM). MicroIslet-P(TM) will be an injectable suspension of microencapsulated porcine islet cells for the treatment of insulin dependent diabetes. MicroIslet-P(TM) is intended to be administered into the patient's abdominal cavity, where the transplanted islet cells will produce insulin in response to increases in blood glucose, much like the patient's original pancreatic islet cells that have been destroyed by disease.

         The primary function of microencapsulation is to protect the islets from the host's immune system. The microcapsule coating is composed of three layers of biocompatible materials: two layers of alginate separated by a layer of polyaminoacid.

         We have not sought any approvals from foreign or domestic regulatory agencies with respect to this product candidate. We must first establish the feasibility of the concepts behind MicroIslet-P(TM) as described under the heading "Plan of Operation" below.

LICENSE AND SPONSORED RESEARCH

         We entered into a license agreement with Duke University dated September 15, 1998 and amended February 5, 1999. Pursuant to the Agreement, we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the Agreement, we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2002, we have paid Duke approximately $250,000 for research efforts.

         The agreement gives us the exclusive, worldwide commercialization rights to any product in any field of use developed under our sponsorship, with the right to sublicense. We are obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. In the event we are required to pay a third party additional royalties in order to commercialize a product, royalty stacking will be capped so that the total royalty due to Duke and any other third parties will not exceed 10% of the net proceeds received from sales of a product.

         As additional consideration for the license, we issued 344,586 shares of our common stock to Duke upon the execution of the agreement. We issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology which occurred in October 2001. We are obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product.

         The agreement imposes on us an obligation to indemnify Duke, its officers, employees and agents against claims arising from our or any sublicensee's development, manufacture or sale of any products that are developed through the use of the patented technology licensed from Duke. The agreement also imposes on us an obligation to use best efforts to market for exploitation the licensed technology, to develop manufacturing capabilities internally or through third parties, and to continue active, diligent marketing efforts for products based on the licensed technology, including a vigorous sublicensing program to effect commercialization of such products in any field we do not exploit on our own. If we fail to meet these obligations, Duke may reduce the license to a non-exclusive one. Moreover, if we fail to meet our obligations under the agreement, including our payment obligations, and fail to remedy our breach within 30 days of notice of the breach from Duke, Duke may terminate the agreement. The license agreement expires when the last patent within the patent rights licensed to us by Duke has expired.

         We also have an active collaboration with the University of Alberta, Edmonton (Canada). This facility is assisting us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement, we paid the University approximately $37,000 in 2002 and have agreed to pay the University a maximum of $100,000 over the twelve month period based on services provided as agreed upon from time to time.

         We have also entered into a broad collaboration in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute ("TSRI"). Under the terms of the agreement, MicroIslet and TSRI plan to conduct preclinical studies utilizing MicroIslet's proprietary technologies. MicroIslet believes the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and can be included as part of the IND process for human clinical trials. The agreement calls for MicroIslet to fund TSRI in the amount of approximately $500,000 over a two year period.


INTELLECTUAL PROPERTY

Patents, trademarks and trade secrets are central to the profitability of pharmaceutical products, and our policy is to pursue intellectual property protection aggressively for all our products. The license from Duke University described above relates to two patents owned by Duke that are central to our business plan. Both patents relate to methods of culturing, cryopreserving and encapsulating pancreatic islet cells. A summary of the patents is provided in the following table:

     PATENT                                     CLAIMS
     ------                                     ------

6,303,355                 Method of treating isolated pancreatic islet cells by:
 (granted 10/16/2001)       - Culturing with cocktail*
 (expires 3/22/2019)        - Cryopreservation with cocktail*
                            - Encapsulation with polysaccharide gum
                            - Culturing encapsulated islets with cocktail*

                            - Method of treating isolated pancreatic islet cells
6,365,385                   - Microencapsulated islet cells prepared according
 (granted 4/2/2002)           to claimed methods (above)
 (expires 3/22/2019)        - Microencapsulated islet cell product prepared
                              according to claimed methods
                            - Incubation of capsule containing a cell in a
                              physiologically acceptable salt, where said salt is a sulfate salt, to increase capsule durability while retaining physiological responsiveness.
                            - Method of Culturing with cocktail*
                            - Semipermeable membrane to include PLO

* Possible components of cocktail include: anti-oxidants, anti-cytokines, anti-endotoxin, and/or anti-biotics.

RESEARCH AND DEVELOPMENT STRATEGY

         Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have five employees working full-time on this effort with assistance from outside contractors. This research will use animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

         Additionally, we are sponsoring research at the University of Alberta, Edmonton (Canada) and TSRI. These facilities are assisting us with transplantation surgery and subsequent monitoring in animal models.

         Together with the University of Alberta, TSRI and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. Through these activities, we are planning to establish the feasibility of the concepts behind our product candidate in animals.

         We expect to add additional employees and collaborators as resources permit.

         Thus far, our research and development effort has consisted of various experiments to gather data regarding the performance of animal islet cells and our encapsulation materials in vitro and in vivo with the goal of demonstrating the feasibility of the concepts behind our product candidate. The limited results of these experiments are very preliminary and serve primarily to allow us to modify our processes, procedures and materials to produce improved results in future experiments.

         The near term objectives of our research and development program will be focused on preparing our current microencapsulated porcine islet technology for clinical studies. These objectives are outlined as follows:

o Optimization of our proprietary microencapsulated porcine islet technology.

o Perform additional pre-clinical animal studies to establish safety and efficacy data in support of human clinical trials.

         Once we are satisfied that we have adequately optimized our processes, we expect to begin work on further objectives as follows:

o Conduct allotransplantation human clinical studies in cooperation with the University of Alberta, Edmonton using their human islets and MicroIslet's encapsulation process. This will validate the microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials of MicroIslet-P(TM).

o Conduct human clinical trials for MicroIslet-P(TM), microencapsulated porcine islets.

         Our total research and development expenses were approximately $4.1 Million and $1.1 million for 2001 and 2002, respectively.

MARKET OPPORTUNITY

         Diabetes is the sixth leading cause of death in the United States, contributing to more than 193,000 deaths per year. An estimated 1.4 million Americans are insulin dependent diabetics. Currently, each diabetic patient costs the US health care system more than $10,000 per year. We believe that the market will support a price significantly higher than $10,000 per year for a product that can effectively cure insulin dependent diabetes. We estimate the potential market size is $14 billion for the United States and an additional $18 million for the top six industrialized foreign countries.

COMPETITION

         The pharmaceutical and biotechnology industries are intensely competitive, and technological progress can be rapid. Although there are no other products currently available or in clinical trials that can effectively cure insulin dependent diabetes, we anticipate that this area will remain the focus of intense competition.

         The strongest competition is anticipated to come from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. If successful, these new products would offer a moderately improved quality of life for diabetics, but will not eliminate the need for frequent blood glucose monitoring or address the inevitable long-term complications resulting from exogenous insulin therapies.

         There are several other companies engaged in the research of islet transplantation technologies. Some of these companies include:

o Diatranz -- a New Zealand-based company developing an alginate-encapsulated porcine islet cell product,
o Islet Sheet Biomedical -- company engaged in the research and development of a bioartificial pancreas,
o Islet Technology -- developer of alginate-encapsulated islet cell products, and
o Novocell -- developer of a polyethylene glycol (PEG) coating technology for immunoisolation of islet cells.

         Some of our competitors are larger than we are and may have greater financial resources, technical expertise or marketing, distribution or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies that compete with our products or render them obsolete.

SALES AND MARKETING

         We currently have no sales and marketing employees, and no immediate plans to hire any. We will make decisions about sales and marketing at a later date, when our product is further along in the development stage.

MANUFACTURING

         We do not currently have manufacturing capabilities, but we are exploring opportunities to produce ultrapure alginate. Exploitation of these opportunities will depend on the availability of further capital, qualified personnel and sufficient production resources. We do not currently have plans to manufacture MicroIslet-P(TM) or any other products in the near future. We will make decisions about manufacturing MicroIslet-P(TM) at a later date, when our product is further along in the development stage.

GOVERNMENT REGULATION

         OVERVIEW. The development and commercialization of our products will be subject to extensive regulation in the United States by a number of regulatory authorities, including the United States Food and Drug Administration, and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of our products. We will require FDA approval of our products, including a review of the manufacturing processes and facilities used to produce our products, before we may market the products in the United States. We believe that MicroIslet-P(TM) will be classified as a biological product by the FDA. Biological products are subject to dual regulation. Their approval for marketing, among other things, is regulated under the Public Health Service Act through a biologics license application, or BLA. However, biological products are also drugs and must meet drug standards under the Federal Food, Drug and Cosmetic Act, including good manufacturing practices regulations and regulations governing clinical trials. Combination products are regulated on the basis of product's primary mode of action, and can require approval and/or review by more than one regulatory center of FDA.

         Xenotransplantation products are generally regulated as biologics; however, they also can be part of a combination product. The Public Health Service and the FDA have published a number of draft and final guidances on xenotransplantation products. We cannot predict the content of future policy or regulations relating to xenotransplantation products, or the effect any future policy or regulation may have on our ability to research, develop, manufacture and market xenotransplantation products.

         CLINICAL TRIAL PROCESS. Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a given disease. Before human clinical trials may begin for new drugs and biologics, an investigational new drug application containing, among other things, the preclinical data, chemistry, manufacturing and control information, and an investigative plan, must be submitted to the FDA. Clinical trials of medical devices generally require the same sort of submission in the form of an application for an investigational device exemption. In addition, approval and oversight by an Institutional Review Board and adherence to requirements for proper informed consent from study subjects are required, unless a device sponsor is exempted from these requirements. Once a trial begins, changes to the investigational product or study protocol may require prior approval before they can be implemented. There can be no assurance that submission of an investigational new drug application or an investigational device exemption will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it at any phase if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk.

         Clinical trials of pharmaceuticals or biologics typically involve three phases, although those phases can overlap. Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of effectiveness and begin to evaluate various routes, dosages and schedules of product administration.

o Phase I/II clinical trials are conducted to evaluate safety and initial efficacy indications in the patient population afflicted with a specific disease or condition for which the product is intended for use.

o Phase II clinical trials are conducted in groups of patients afflicted with a specific disease or condition for which the product is intended for use in order to further test safety, begin evaluating effectiveness, optimize dosage amounts and determine dose schedules and routes of administration.

o Phase III studies are usually randomized, double blind studies testing for product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. These studies also may compare the safety and effectiveness of the product with currently available products.

         BIOLOGICAL APPROVAL PROCESS. For products that are regulated through a BLA application, following completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, are submitted to the FDA in a BLA. The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval. To approve a BLA, the agency must determine, among other things, that the product is safe, pure, and potent, and that any facility in which it is manufactured, processed, packed or held, meets standards designed to assure the product's continued safety, purity, and potency.

         If the FDA approves a BLA, we will need to continue to be compliant with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as with any special requirements imposed as a part of the biologics license application approval. With certain exceptions, changes to the labeling of approved biological products require approved supplemental applications. Also, changes in the product or manufacturing that have a substantial potential to adversely affect product safety or effectiveness likewise require supplemental applications. These supplemental applications may require the submission of clinical or comparability data and must be approved before the product may be marketed as modified. The approval process is lengthy, expensive and uncertain.

         MEDICAL DEVICE APPROVAL PROCESS. Medical devices are regulated by FDA according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk and what is known about the device. The three categories are as follows:

o Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness. Most class I devices are exempt from the requirement for premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a premarket notification is necessary prior to marketing a non-exempt class I device in the United States.

o Class II devices are devices for which general regulatory controls are insufficient to provide a reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and effectiveness. A 510(k) clearance is necessary prior to marketing a non-exempt class II device in the United States.

o Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Premarket Approval ("PMA"), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.

         The PMA process is expensive and uncertain. A PMA must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and effectiveness of the device. Product and manufacturing and controls specifications and information must also be provided. As with BLAs, the FDA may refuse to accept a PMA for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years and approval may be conditioned on, among other things, the conduct of postmarket clinical studies. Any subsequent change to an approved PMA that affects the safety or effectiveness of the device will require approval of a supplemental PMA. We cannot be sure that approval of a PMA or PMA supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our ability to commercialize our products.

         Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, Medical Device Reports must be submitted to the FDA to report device-related deaths or serious injuries, and malfunctions the recurrence of which would likely cause serious injury or death. Medical device reports can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions.

         LABELING AND ADVERTISING. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our biologics and medical devices will be limited to those specified in an FDA approval, and claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, premarket approval withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

         FOREIGN REGULATION. Outside the United States our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

EMPLOYEES

         As of December 31, 2002, we had nine full time employees, five of whom were engaged in research and development. We also maintain a Scientific Advisory Board of outside consultants consisting of seven persons, all with doctoral degrees.

These consultants are:

Member                                  Affiliations
------                                  ------------

James Shapiro, M.D., Ph.D.          Director of the Clinical Islet Transplant
                                    Program at the University of Alberta in
                                    Edmonton, Canada

Daniel R. Salomon, M.D.             Associate Professor at The Scripps Research
                                    Institute (TSRI) in the Department of
                                    Molecular and Experimental Medicine.
                                    Director of the Center for Organ and Cell
                                    Transplantation for Scripps Health and the Director of the Core Laboratory for TSRI's
                                    General Clinical Research Center including the GCRC DNA Microarray Core.

Jonathan RT Lakey, Ph.D.            Director of the Clinical Islet Laboratory
                                    and Assistant Professor of Surgery at the University of Alberta, Edmonton

Norma Sue Kenyon, Ph.D.             Associate Professor of Surgery, Medicine,
                                    Microbiology and Immunology at the
                                    University of Miami School of Medicine.
                                    Associate Director for Research and Program
                                    Development, Co-Director of the Cell
                                    Transplant Center, Responsible Head of the
                                    Hematopoietic Cell Processing Facility, and
                                    Director, Pre-Clinical Islet Cell
                                    Transplantation at the Diabetes Research
                                    Institute

Riccardo Perfetti, MD, Ph.D.        Director of the Outpatient Diabetes and
                                    Weight Management Programs at Cedars-Sinai
                                    Medical Center. Director of the Endocrine
                                    Training Program, and the Diabetes Research
                                    Laboratory within the Division of
                                    Endocrinology, Diabetes and Metabolism at
                                    Cedars-Sinai. Assistant Professor In
                                    Residence with the Department of Medicine at the University of California, Los Angeles
                                    (UCLA), School of Medicine.

Morton D. Bogdonoff, M.D.           Emeritus Professor of Medicine at Weill
                                    Medical College of Cornell University and
                                    Senior Attending Physician at The New
                                    York-Presbyterian Hospital in New York City

Tejal Desai, Ph.D.                  Associate Professor in Biomedical
                                    Engineering at Boston University and the Director of the Laboratory of Therapeutic
                                    Microtechnology

ITEM 2. PROPERTIES.

         We own no real property. We lease approximately 7,100 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $18,000 per month. The lease expires September 30, 2005. This facility is adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

         We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been traded on the OTC Bulletin Board under the trading symbol "MIIS" since May 9, 2002, and under the symbol "ALDI" from December 12, 2000 to May 8, 2002. The following table sets forth the high and low bid prices for our common stock as reported by various OTC Bulletin Board market makers. The quotations reflect inter-dealer prices and may not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not reflect actual transactions.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 31, 2002 and 2001:

                                                      Bid Quotations
                                                   High              Low
                                                   ----              ---
Fiscal Year Ending December 31, 2001
              First Quarter                       $1.00            $0.175
              Second Quarter                      $0.50            $1.031
              Third Quarter                       $0.95            $ 0.55
              Fourth Quarter                      $1.30             $0.52
Fiscal Year Ending December 31, 2002
              First Quarter                       $6.20             $0.70
              Second Quarter                      $6.75             $3.65
              Third Quarter                       $4.15             $1.80
              Fourth Quarter                      $3.50             $2.05

         On March 14, 2003, there were approximately 75 shareholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         MicroIslet does not pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2002:

                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                                         NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                           ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        PLANS (EXCLUDING
                                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                             WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          COLUMN (a))
PLAN CATEGORY                                        (a)                       (b)                      (c)

Equity compensation plans approved by
security holders (1)                             3,293,018(2)               $   1.02                  706,982

Equity compensation plans not approved
by security holders                              1,640,649(3)               $   7.36                       --
                                                -------------           -------------            -------------
Total                                            4,933,667                  $   3.13                  706,982


(1) Our board of directors adopted the MSLT Delaware 2000 Stock Option Plan on May 9, 2002 and our shareholders approved it on May 28, 2002. All options granted by MSLT Delaware prior to our acquisition of MSLT Delaware were assumed by us, and those options became exercisable for shares of our common stock.

(2) Options representing 2,705,124 shares of common stock granted pursuant to the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MSLT Delaware.

(3) Consists of individual stock option and warrant grants to employees, directors and service providers approved by the Board of Directors from time to time. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MSLT Delaware.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below, is information regarding the issuance and sales of our securities and the securities of MSLT Delaware during the period covered by this report in each case, without registration under the Securities Act of 1933.

         SECURITIES ISSUED BY THE REGISTRANT. In April 2002, we issued warrants to purchase 1,000,000 shares of our common stock at $6.00 per share and 500,000 shares of our common stock at $12.00 per share to the following persons in the amounts set forth opposite their names:


Name                                   $6.00 Warrants          $12.00 Warrants
----                                   --------------          ---------------

Donald G. Saunders                            850,000                 425,000
Thomas K. Russell                             100,000                  50,000
Mark C. Russell                                50,000                  25,000
                                            ----------              ----------
Total:                                      1,000,000                 500,000

         The warrants were issued as compensation for consulting services. The warrants are exercisable at any time between August 1, 2002 and July 31, 2007. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the warrants. The three persons who received warrants were believed to be accredited investors, and as the promoters of our company as a "blank check" company, they had access to all material information, including our reports filed under the Securities Act of 1934.

         On April 24, 2002, we issued 19,326,255 shares of our common stock to the shareholders of MSLT Delaware, pursuant to a merger between MSLT Delaware and a newly-formed, wholly-owned subsidiary of ours. In the merger, MSLT Delaware's common shares were exchanged on a one-for-one basis for our common shares, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common shares. ASA Investment Company received an investment banking fee of $200,000 plus the right to receive 33,334 of our common shares in connection with the merger. To our knowledge, ASA is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). We determined that each person receiving shares in the merger was an accredited investor. We relied on Regulation D, Rule 506, in issuing such shares.

         In April and May 2002, we sold a total of 34,667 additional shares of our common stock at $6.00 per share for net proceeds of $187,000 to four investors. 16,344 of these shares were issued to two investors in August 2002 upon our receipt of written confirmation of their April 2002 investments. These shares were issued and sold pursuant to substantially similar terms and conditions as MSLT Delaware's November 2001 and April 2002 private placements described below. We determined that each purchaser of shares in these private placements was an accredited investor. We relied on Regulation D, Rule 506, in issuing such shares.

         From May through December 2002, we issued stock options to purchase an aggregate of 540,898 shares at exercise prices ranging from $2.135 to $5.00 pursuant to our 2000 Stock Option Plan assumed from MSLT Delaware. These options were issued to our employees and directors who are natural persons, in reliance on Section 4(2) of the Securities Act of 1933. Each option recipient had access to the kind of information normally provided in a prospectus.

         SECURITIES ISSUED BY MSLT DELAWARE. MSLT Delaware issued equity in two private placements in the months leading up to the merger with our wholly-owned subsidiary described above. In November 2001, MSLT Delaware sold a total of 166,668 shares of its common stock at a price of $6.00 per share to three investors. Pursuant to the investment, these three investors were granted the right to receive additional shares of common stock if MSLT Delaware (or its successor) sells any securities for less than $6.00 per share. In the event of such a sale, these investors would be entitled to an additional number of shares equal to the number of additional shares they would have received had their investment been made at the lower price. Then in April 2002, MSLT Delaware sold a total of 504,617 shares of its common stock also at a price of $6.00 to twenty investors. The April 2002 private placement occurred simultaneously with the merger described above. ASA served as the placement agent for these private placements and received a commission equal to 10% of the approximately $4 million in gross offering proceeds received. MSLT Delaware determined that each purchaser of shares in these private placements was an accredited investor and relied on Regulation D, Rule 506, in issuing such shares.

         In each of the above transactions, the securities issued bore a restricted legend thereon as "restricted securities." No public solicitation or general advertising was used in connection with any of the above referenced transactions. All share amounts with respect to the issuances of securities by us and MSLT Delaware described above take into account subsequent stock splits.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs, and we will need to raise additional capital during the next twelve months to meet operating costs. At December 31, 2002, we had an accumulated deficit of approximately $12 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain. As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern.

         Our acquisition of MSLT Delaware was completed on April 24, 2002. We issued new shares of our common stock to the shareholders of MSLT Delaware in exchange for all the outstanding common stock and preferred stock of MSLT Delaware. The acquisition was accounted for as a reverse acquisition because former shareholders of MSLT Delaware owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, MSLT Delaware is deemed to have acquired ALD Services and therefore all financial information presented in this report represents the results of operations of MSLT Delaware.

         Our business plan for the next twelve months is to demonstrate the feasibility of the concepts behind our product candidate. It is necessary for us to establish evidence of feasibility of our approach in order to advance to subsequent milestones.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Certain of our policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Grant Revenue
We recognize grant revenue as qualifying research expenses are incurred.

Stock-based compensation
We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation ("FAS 123"). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in Note 8 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Deferred charges for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for our interim periods beginning January 1, 2003. We currently account for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. We do not plan to voluntarily change our method of accounting, but had implemented the amended disclosure requirements as of December 31, 2002. Refer to Note 2 to our pro forma financial results using the fair value method of accounting for stock based compensation.

Allocation of Costs
We allocate certain indirect costs associated with support activities such as the rent and utilities for facilities. These costs are allocated between research and development expense; and general and administrative expense based on headcount and/or square footage.


RESULTS OF OPERATIONS

         Grant revenue for 2002 and 2001 was $137,087 and $16,846, consisting entirely of research grants. The increase reflected the award of a research grant from the National Institutes of Health and related reimbursed research activities.

         Total operating expenses were $6,243,877 in 2002 and $4,921,868 in 2001. The increase in expenses was principally the result of warrant compensation expense of $3,477,723 recognized in 2002, as discussed in Note 6 to the financial statements. General and administrative expenses increased to $5,106,412 in 2002 from $827,871 in 2001 primarily due to the warrant compensation expense and other expenses incurred in connection with our business combination and related compliance costs. Research and development expenses decreased to $1,137,465 in 2002 from $4,093,997 in 2001, reflecting decreased expense relating to issuance of stock under our agreement with Duke University and decreased option compensation expense. Research and development expense includes a charge of $2,067,500 in 2001 for stock issued to Duke University under our license agreement.

         Interest income was $19,432 in 2002 and $9,268 in 2001. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash and cash equivalents during the periods and decreasing yields from our investments.

         Our net loss was $6,106,135, or $0.29 per common share in 2002 and $4,894,096, or $0.29 per common share in 2001. We expect to report additional significant net losses for the foreseeable future.

         We have not generated profits to date and therefore have not paid any federal income taxes since inception. At December 31, 2002, our federal tax net operating loss and federal tax credit carryfowards were $6,706,250 and $280,000, respectively, which will begin to expire in 2022, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.


LIQUIDITY AND CAPITAL RESOURCES

         We and MSLT Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2002, have netted approximately $5.1 million, and to a lesser degree, through grant funding and interest earned on cash and cash equivalents. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

         Our combined cash and cash equivalents totaled $813,696 at December 31, 2002, an increase of $264,915 from December 31, 2001. During the year ended December 31, 2002, we and MSLT Delaware raised net proceeds of $2,418,058 through the sale of equity securities. The primary uses of cash and cash equivalents during the year ended December 31, 2002 included $1,998,239 to finance our operations and working capital requirements, and $154,904 in capital equipment purchases.

         Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products. See "Business Risks" below.

         We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into the second quarter of 2003. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of the April of 2003, we will make reductions in the scope and size of our operations and may curtail activities in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" below. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern.

         We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidate. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See "Business Risks" below.

PLAN OF OPERATION

         We have budgeted our total costs for our operations for the next twelve months at $5,070,000. We believe however that the costs of initial feasibility studies could range from $4 to $6 million. If we are not able to raise at least $4 million during the next twelve months through the sale of securities or through other means such as research grants, we will not be able to complete initial feasibility studies or any other research and development which depends on the results of initial feasibility studies. In such case, we may be required to sell or license some or all of our technology or assets or curtail or cease operations. The actual amount of funds required within the next twelve months, and the amount required to complete initial feasibility studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

         The $5,070,000 we have budgeted for the next twelve months is divided into the following categories:

Category                                Estimated Cost
--------                                --------------
Personnel                                   $1,962,000
Advisory board                                $162,000
Sponsored research                            $625,000
Outside consultants and services              $625,000
Supplies and materials                        $604,000
Travel & entertainment                        $184,000
Facilities                                    $381,000
General & administrative                      $527,000
                                              --------
Total                                       $5,070,000

         The actual costs within each category, and the total costs for initial feasibility studies, may vary significantly from the estimates set forth above based on the factors discussed above.

         Our initial feasibility studies will consist of cell transplantation studies primarily involving rats and/or mice. These studies will use non-encapsulated and encapsulated animal islet cells. The encapsulated cells will be isolated and encapsulated by us using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory. This work will be conducted by our research and development team at our facility with assistance from outside contractors and two to five additional employees we expect to hire.

         The transplantation surgery and subsequent monitoring is expected to take place at one or more academic institutions with which we have relationships through our Scientific Advisory Board. Together with these collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. Through these activities, we are planning to establish the feasibility of the concepts behind our product candidate in animals. The following are the milestones associated with our initial feasibility studies, and the estimated time of completion and estimated cost of each:

                                                                     Estimated Time of        Estimated Cost of
Milestone                                                                Completion       Achieving Each Milestone
---------                                                                ----------       ------------------------
Testing viability and functionality of non-encapsulated islets in     2nd Quarter 2003      $1 to $1.4 million
vitro and in small animals

Testing viability and functionality of encapsulated islets in vitro   1st Quarter 2004      $2.6 to $4 million
and in non-human primates

Consistency achieving satisfactory levels of capsule strength,        4th Quarter 2003      Included in above costs
uniformity and stability

         Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency and repeatability of results.

         Since none of our product candidates have yet advanced beyond the research stage, the process of developing product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities.

         The following chart is a summary of the significant milestones our management believes we will have to meet after successfully completing initial feasibility studies in order to begin and complete clinical human trials, and to eventually generate revenue from the sale of our product candidates. The chart also includes the estimated cost of achieving each milestone.

                                                                       Estimated Time of        Estimated Cost of
Milestone                                                                  Completion       Achieving Each Milestone
---------                                                                  ----------       ------------------------
COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING                1st Half of 2005          $6-10 Million
INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FOOD AND DRUG
ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials.
These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will






                                                                       Estimated Time of        Estimated Cost of
Milestone                                                                  Completion       Achieving Each Milestone
---------                                                                  ----------       ------------------------

depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations. Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.

COMPLETE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies      2nd Half of 2005            $2-3 Million
involve the transplantation of human islet cells using our
encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE AND COMPLETE PHASE I HUMAN CLINICAL TRIALS. Once the formal,         2006                     Unknown
controlled animal studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE AND COMPLETE PHASE II HUMAN CLINICAL TRIALS. The second phase        2007                     Unknown
involves further safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population.
This phase sometimes overlaps with the Phase I study.

INITIATE AND COMPLETE PHASE III HUMAN CLINICAL TRIALS. These studies        2008-2009                  Unknown
are usually randomized, double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. Because of the scope and the number of patients involved, significant capital is required for these trials.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR       2010 or later               Unknown
APPROVAL. Once the clinical investigations are complete, we intend to submit an application to the FDA including all of our clinical and preclinical data.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT.                         2010 or later               Unknown

         The success, cost, and estimated time of completion of each step will depend on a variety of factors, many of which are out of our control. These factors include, among others, our ability to demonstrate the efficacy of our concept, access to sufficient capital to sustain our operations, unforeseen changes in biopharmaceutical regulations and the success of competing products and technologies. The actual timeline and cost of our product development may vary significantly from the estimates set forth above.

         We will not have any significant revenue from operations until the first of our product candidates is approved by the Food and Drug Administration for sale. The approval process is long and costly, and is dependent on the success of multiple human clinical trials. It is difficult to estimate when, if ever, those trials will be completed.

         We continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result. We also expect that our research and development expenses will increase over the current level, and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future.

         We anticipate hiring between two and five additional employees in research and development over the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 15, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe the adoption of Interpretation No. 45 will have a material impact on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for our interim periods beginning January 1, 2003. We currently account for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. We do not plan to voluntarily change our method of accounting, but had implemented the amended disclosure requirements as of December 31, 2002. See Note 2 to our financial statements on page F-9 below.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of FASB Interpretation No. 46 will have a material impact on our financial statements.

BUSINESS RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have experienced significant operating losses in each period since our inception. As of December 31, 2002, we have incurred total losses equal to $12 million. Due to those losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE WILL NEED ADDITIONAL CAPITAL TO SUPPORT OUR OPERATIONS DURING THE NEXT TWELVE MONTHS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         Our current plans indicate we will need significant additional capital for research and development before we have any anticipated revenue generating products. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES, AND IF WE CANNOT DO SO, OUR ABILITY TO DEVELOP PRODUCTS AND REVENUE WILL SUFFER.

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

WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM OUR CELL THERAPY PROGRAMS, AND IF WE DO NOT, YOUR INVESTMENT MAY DECLINE IN VALUE.

         Our cell therapy programs are still in the early stages of development and may not result in marketable products. We are directing our technology and development focus primarily toward identifying processes and products that are believed to produce optimal treatment for insulin-dependent diabetes. However, these efforts may never generate revenue.

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN. FAILURE TO RECEIVE APPROVAL FOR COMMERCIALIZATION OF ANY POTENTIAL PRODUCT DEVELOPED BY US OR OUR COLLABORATORS WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND YOUR INVESTMENT.

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

IF WE RECEIVE REGULATORY APPROVAL, WE WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATIONS AND CONTINUED REGULATORY REVIEW, SUCH AS CONTINUED SAFETY REPORTING REQUIREMENTS, AND WE MAY ALSO BE SUBJECT TO ADDITIONAL FDA POST-MARKETING OBLIGATIONS. THESE AND OTHER REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE AND REQUIRE ADDITIONAL EXPENDITURES TO BRING OUR PRODUCTS TO MARKET.

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

THE TRANSPLANTATION OF ANIMAL CELLS INTO HUMANS INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH IN THE FUTURE MAY RESULT IN ADDITIONAL REGULATION THAT MAY PREVENT OR DELAY APPROVAL OF OUR POTENTIAL PRODUCTS AND REQUIRE ADDITIONAL EXPENDITURES TO BRING THESE PRODUCTS TO MARKET.

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

BECAUSE MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPITAL RESOURCES AND MORE EXPERIENCE IN RESEARCH AND DEVELOPMENT, MANUFACTURING AND MARKETING THAN US, WE MAY NOT SUCCEED IN DEVELOPING OUR PROPOSED PRODUCTS AND BRINGING THEM TO MARKET IN A COST-EFFECTIVE, TIMELY MANNER.

         We expect to compete with a broad range of organizations that are engaged in the development and production of products, services and strategies to treat diabetes. They include:

o        biotechnology, pharmaceutical, chemical and other companies;

o        academic and scientific institutions;

o        governmental agencies; and

o        public and private research organizations.

         We are an early-stage company engaged exclusively in research and development. We have not yet completed our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently developing products that may compete with our potential products. We anticipate strong competition from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. We also expect to compete with other companies involved, like us, in the implantation of cells. These cells may be derived from animals, embryonic or adult stem cells, human cells or genetically altered cell lines.

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

IF WE LOSE OUR KEY SCIENTIFIC AND MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

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

IF WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND HAVE NOT OBTAINED ADEQUATE INSURANCE TO PROTECT AGAINST THESE CLAIMS, OUR FINANCIAL CONDITION WOULD SUFFER.

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

A SUBSTANTIAL NUMBER OF SHARES WE HAVE ISSUED IN EXEMPT TRANSACTIONS ARE, OR ARE BEING MADE AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

         On February 13, 2003, we registered up to 705,956 shares of our common stock for resale by private investors. These shares are substantially greater in number than the number of shares available for trading prior to such registration. Commencing April 24, 2003, 17,215,528 shares of common stock issued to shareholders of MSLT Delaware in our business combination will become available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule. Exercisable options issued by MSLT Delaware when it was a private company and assumed by us may also be available for resale on the open market.

         The selling shareholders under the registration statement will be permitted to sell their shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We have also granted registration rights with respect to 1,500,000 shares which may be purchased under warrants issued by us to related party consultants in April 2002.

         Sales of shares pursuant to exercisable options and warrants could lead to subsequent sales of the shares in the public market. These sales, together with sales of shares by existing shareholders who acquired shares in private placements, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

         The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended December 31, 2002, the average daily trading volume of our stock was approximately 19,820 shares and the shares traded as low as $2.05 and as high as $3.50 per share. There were six days during that quarter when the trading volume of our stock was under 1,000 shares. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

o actual or anticipated variations in quarterly and annual operating results;

o        announcements of technological innovations by us or our competitors;

o        developments or disputes concerning patent or proprietary rights; and

o general market perception of biotechnology and pharmaceutical companies.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED BY THE SEC A "PENNY STOCK," WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

         Our common stock does not currently qualify for listing on the Nasdaq Stock Market. If our common stock continues to be quoted on the OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our shareholders. We currently have options for 2,845,773 shares outstanding which have exercise prices at or below the recent market price of our stock of $1.40 per share. We have options and warrants for 2,087,894 shares outstanding at prices above the current $1.40 market price, and if the current market price increases, these options and warrants could have a dilutive effect on shareholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER SHAREHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our executive officers, directors and their affiliates beneficially own or control approximately 44.9 percent of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before May 6, 2003). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this Item 7 begin on page F-1 and are located following the signature page and officer certifications.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF LEVITZ ZACKS & CICERIC

         On August 8, 2002, we notified Levitz, Zacks & Ciceric ("Levitz"), which had audited the financial statements of MSLT Delaware, that such firm would be dismissed as our independent public accountants for the 2002 fiscal year. Levitz had served as MSLT Delaware's independent public auditors since December 12, 2001. Our acquisition of MSLTDelaware was accounted for as a reverse acquisition, whereby MSLT Delaware was considered the accounting acquiror and the assets and liabilities of MSLT Delaware were not adjusted as a result of the acquisition.

         The report of Levitz on MSLT Delaware's financial statements as of and for the years ended December 31, 2001 and December 31, 2000, and for the period from August 21, 1998 (inception) to December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of Levitz's engagement with respect to both MSLT Delaware and us, there was not any disagreement with Levitz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Levitz would have caused Levitz to make reference to the subject matter of the disagreement in connection with any report issued by Levitz.

         Prior to the December, 12, 2001 date of retention of Levitz by MSLT Delaware, neither we nor MSLT Delaware consulted with Levitz, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MSLT Delaware's or our financial statements, or any other matters or reportable events listed in Item 304(a)(1)(iv) of Regulation S-B.

DISMISSAL OF COMISKEY & CO.

         Our independent auditors prior to the acquisition of MSLT Delaware, Comiskey & Co ("Comiskey"), continued to serve as an independent accountant for us after such acquisition for the sole purpose of performing the review of our financial statements for the quarter ended March 31, 2002 as required by Item 310(b) of Regulation S-B (the "March 10-Q"). The March 10-Q related to a period before completion of the acquisition, and as a result did not include financial statements for MSLT Delaware. The formal dismissal of Comiskey as of August 8, 2002, was recommended by our Audit Committee and approved by our Board of Directors.

         The report of Comiskey on our financial statements as of and for the year ended December 31, 2001 and for the period from inception (November 10, 1998) to December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of Comiskey's engagement, there was not any disagreement with Comiskey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Comiskey would have caused Comiskey to make reference to the subject matter of the disagreement in connection with any report issued by Comiskey.

ENGAGEMENT OF DELOITTE & TOUCHE LLP

         On August 8, 2002, we engaged Deloitte & Touche LLP ("D&T") as our independent public accountants for the 2002 fiscal year. The decision to retain D&T was recommended by our Audit Committee and approved by our Board of Directors.

         Neither we nor MSLT Delaware consulted with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MSLT Delaware's or our financial statements, or any other matters or reportable events listed in Item 304(a)(1)(iv) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is information regarding our directors, executive officers and significant employees. All executive officers serve at the pleasure of the Board of Directors.


NAME                                           AGE            POSITION
------------------------------------- ----------------------- ---------------------------------------------------

DIRECTORS & EXECUTIVE OFFICERS:

John F. Steel IV                                44            Chairman, Chief Executive Officer and Director

Hartoun Hartounian                              43            President, Chief Operating Officer and Director

Robert W. Anderson, M.D.                        65            Director

Steven T. Frankel                               60            Director

James R. Gavin III, M.D., Ph.D.                 57            Director

William G. Kachioff                             37            Vice President, Finance and Chief Financial Officer

SIGNIFICANT EMPLOYEES:

Ingrid Stuiver, Ph.D.                           41            Director of Process Research and Development

Dagmar Meissner                                 37            Director of Research

Mayank Patel                                    33            Director of Engineering and Manufacturing

         JOHN F. STEEL IV. Mr. Steel joined us in April 2002 as Chairman of the Board of Directors and Chief Executive Officer. In January 1998, Mr. Steel founded MicroIslet, Inc., a Delaware corporation ("MSLT Delaware") and has served as its Chairman and Chief Executive Officer from September 1998 to April 2002. Mr. Steel also served as a director of DiaSense, Inc. from January 4, 2001 to April 2, 2002. From January 1996 to December 1997, Mr. Steel was a founder, Chief Executive Officer and a director of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. From January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. From 1989 to 1994, Mr. Steel consulted to several public and private companies on business issues related to distribution of goods, services, and finances through Steel Management. Mr. Steel received his MBA degree with an emphasis in finance from the University of Southern California and a Bachelor of Arts degree from Dartmouth College.

         HARTOUN HARTOUNIAN, PH.D. Dr. Hartounian joined us in April 2002 and had served as President and Chief Operating Officer of MSLT Delaware from August 2000 to April 2002. Before joining MSLT Delaware, Dr. Hartounian served from July 1998 to August 2000 as the Head of the Process Development at Kelco BioPolymers, one of the world's largest producers of biopolymers and a unit of

Pharmacia. From April 1994 to June 1998, Dr. Hartounian served as the Associate Director of Product Development at SkyePharma PLC (formerly known as Depotech), where he was responsible for all aspects of product development, scale up and technology transfer and was the key contributor in the commercialization of SkyePharma's first product. Dr. Hartounian received his Ph.D. in Chemical Engineering from the University of Delaware in 1992.

         ROBERT W. ANDERSON, M.D. Dr. Anderson has been a director of the Company since April 2002 and was a director of MSLT Delaware from March 2001 to April 2002. From June 1994 to February 2003, Dr. Anderson served as the David C. Sabiston, Professor and Chairman of the Department of Surgery at Duke University Medical Center in Durham, North Carolina. He received an MBA degree from the Kellogg School of Management at Northwestern in 1994 and was appointed as the Chairman of the Department of Surgery at Duke in the same year. Dr. Anderson received his B.S. degree in Engineering from Duke University and was awarded the M.D. degree from Northwestern University in 1964.

         STEVEN T. FRANKEL. Mr. Frankel was elected as a director of MicroIslet in May 2002. Mr. Frankel has been an advisor to Genetic Diagnostics Inc. since September 2002. From October 2001 to September 2002 he was the Chief Executive Officer and President Genetic Diagnostics Inc. Since April 1998, he has been the Chief Executive Officer, President and a director of A-Fem Medical Corp., a developer of women's healthcare products. Before that, he was the Chief Executive Officer and President of Quidel Corp., a manufacturer of physicians' office diagnostic test kits, from May 1992 to March 1998. Mr. Frankel was also President of various divisions of Becton, Dickinson and Co. from October 1979 to May 1992. Mr. Frankel attended the Executive Program at Stanford University in 1989 and received his BA in Philosophy from Clark University in 1964.

         JAMES R. GAVIN III, M.D., PH.D. Dr. Gavin has been a director of the Company since April 2002 and was a director of MSLT Delaware from March 2001 to April 2002. Since July 2002, he has been the President of Atlanta Morehouse School of Medicine. Dr. Gavin has been a member of the Board of Directors of Baxter International Inc., since February 2003 and has been the Chairman of the Board of Directors of Equidyne Corporation since August 2001. From July 1991 to June 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute in Chevy Chase, Maryland. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School. Dr. Gavin has received numerous civic and academic awards and honors.

         WILLIAM G. KACHIOFF. Mr. Kachioff joined us in May 2002 as Vice President, Finance and Chief Financial Officer. He had served previously as the acting Chief Financial Officer of MSLT Delaware on a consultant basis from February 2002 to April 2002. From November 1999 to November 2001, Mr. Kachioff served as Director of Finance at Altus Medical, Inc., a manufacturer of innovative medical devices, where he helped prepare that company for the successful commercial launch of its first product and for an initial public offering of stock. From November 1998 to November 1999, Mr. Kachioff was the Corporate Controller at Coulter Pharmaceuticals, Inc., and from November 1996 to October 1998, Mr. Kachioff was the Assistant Controller at Vivus, Inc. From September 1990 to November 1996 he held a series of progressively responsible finance and accounting positions with Abbott Laboratories. He was a senior auditor with Deloitte & Touche LLP from August 1987 to August 1990. Mr. Kachioff received his B.S. in Management with concentrations in Accounting and Information Systems from the State University of New York at Buffalo and has been a Certified Public Accountant since 1989.

         INGRID STUIVER, PH.D. Dr. Stuiver joined us in April 2002 and was the Director of Research at MSLT Delaware from March 2001 to April 2002. Before joining MSLT Delaware, Dr. Stuiver was the Assistant Director of Clinical Research and Research Scientist at Maxia Pharmaceuticals from June 1998 to March 2001. From December 1993 to January 1998, Dr. Stuiver was a Sr. Research Associate/Postdoctoral Fellow at The Scripps Research Institute and studied adhesion receptors in cancer, hemostasis, thrombosis and the CNS. Dr. Stuiver received her Ph.D. in Molecular and Cellular Biology from the University of Arizona in 1992 and her B.A. in Biochemistry and Cell Biology from the University of California, San Diego in 1985.

         DAGMAR MEISSNER. Ms. Meissner joined us in April 2002 and was the Director of Process Research and Development at MSLT Delaware from January 2001 to April 2002. Prior to joining MSLT Delaware, Ms. Meissner was a Senior Scientist at Kelco Biopolymers from September 1998 to December 2000. From

December 1994 to June 1998, she worked at SkyePharma PLC (formerly known as DepoTech) as a Senior Process Engineer. From February 1992 to June 1994, she worked at Biogen, Inc., a biotechnology company, as a Senior Process Associate. Ms. Meissner earned a diploma in Chemical Engineering from a PolyTechnic Institute in Mannheim, Germany and an M.S. degree in Chemical Engineering from Tufts University.

         MAYANK PATEL. Mr. Patel joined us in April 2002 and was the Director of Engineering and Manufacturing at MSLT Delaware from December 2000 to April 2002. From December 1998 to December 2000, he was a senior process engineer at Sequenom Inc., where he was responsible for consumable product design, product validation, and development of manufacturing equipment for silicon-based DNA chips. Prior to that, he worked at SkyePharma PLC (formerly DepoTech) from May 1995 to January 1999 where he was a senior engineer, responsible for the design and commissioning of an FDA approved pharmaceutical production system. From April 1993 to May 1995, he was the Manufacturing Associate at Regeneron Pharmaceuticals, where he performed large-scale development and GMP production of clinical protein products. Mr. Patel received his MBA in Operations Management and his B.S. in Chemical Engineering from Rutgers University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of a class of the our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

         Mr. Frank Danesi, our President and sole director until December 2001, failed to file a Form 3 disclosing his initial stock holdings upon the effectiveness of our registration as a reporting company in 1999, and failed to file a Form 4 in December 2001 disclosing one transaction, the sale of all of his shares in our company to the Don and Bonnie Saunders Trust. The Don and Bonnie Saunders Trust and its related beneficial owners, Donald G. and Bonnie Saunders, failed to file a Form 3 disclosing their holdings following becoming the beneficial owners of more than ten percent of the Company's outstanding shares in December 2001, and the same beneficial owners failed to file two Form 4's in 2002 disclosing three transactions, the acquisition of Class A and Class B warrants, and the acquisition of shares exchanged for shares of MSLT Delaware in the business combination with MSLT Delaware. Mr. Thomas K. Russell, our President and sole director until
April 2002, disclosed on a Form 5 initial holdings which should have been reported on Form 3 in December 2001. Hartoun Hartounian, Ph.D., our
President and Chief Operating Officer and a director, and William G. Kachioff, our Vice President, Finance and Chief Financial Officer, each filed a
Form 5 for the year ended December 31, 2002 disclosing one transaction, an option grant, which should have been reported on Form 4. Mr. Steven T. Frankel, a director, filed late a Form 5 for the year ended December 31, 2002, disclosing one transaction, an option grant.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         During the fiscal year ended December 31, 2002, as compensation for services provided as our directors, we paid $12,000 to James R. Gavin III, M.D., Ph.D., $18,000 to Robert W. Anderson, M.D. and $10,500 to Steven T. Frankel.

         On May 9, 2002, Mr. Frankel was granted a nonqualified stock option pursuant to the 2000 Stock Option Plan to purchase 94,000 shares of common stock at an exercise price of $5.00 per share. This option vests 1/36 per month for three years and expires on May 9, 2012.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the annual and long-term compensation paid by us or MSLT Delaware for services performed on our or MSLT Delaware's behalf for the three fiscal years ended December 31, 2002, with respect to those persons who were, as of December 31, 2002, the Chief Executive Officer and executive officers who received more than $100,000 in compensation for fiscal 2002 for either us or MSLT Delaware.

                         SUMMARY COMPENSATION TABLE (1)

                                                                  Annual Compensation             Long-Term
                                                                  -------------------           Compensation
                                                                                                ------------
                                                                                             Securities Underlying
          Name and Principal Position             Year          Salary            Bonus           Options
          ---------------------------             ----          ------            -----           -------
Thomas K. Russell, Chairman of the Board and      2002              -0-             -0-            150,000
President (2)                                     2001              -0-             -0-                -0-

John F. Steel IV, Chairman and Chief Executive    2002         $179,400             -0-                -0-
Officer (3)                                       2001         $147,400             -0-                -0-
                                                  2000         $127,300             -0-                -0-

Hartoun Hartounian, Ph.D., President and Chief    2002         $185,620             -0-             62,510
Operating Officer (3)                             2001         $167,000             -0-                -0-
                                                  2000         $ 42,000             -0-          1,250,200

William G. Kachioff, Vice President, Finance
and Chief Financial Officer (4)                   2002         $122,322          $5,000            262,500

(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All other Compensation" have been omitted because there is no compensation required to be reported. All options were granted at market value.

(2) Thomas K. Russell resigned as our Chairman and President in April 2002.

(3) Mr. Steel and Dr. Hartounian joined us in April 2002 upon the completion of the acquisition of MSLT Delaware. Compensation in 2002 includes compensation paid by MSLT Delaware prior to the acquisition. Compensation in 2001 and 2000 reflects compensation paid by MSLT Delaware.

(4) Mr. Kachioff joined us on a full-time basis in May 2002. Mr. Kachioff was a consultant to MSLT Delaware from February 2002 to April 2002, and compensation shown includes consulting payments for that period.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                 Number of       Percent of Total Options
                                Securities        Granted to Employees in    Exercise or Base
       Name                 Underlying Options          Fiscal Year            Price ($/Sh)        Expiration Date
       ----                 ------------------          -----------            ------------        ---------------
Hartoun Hartounian               62,510(1)                  10.5%                  $2.95          November 3, 2012

William G. Kachioff             250,000(2)                  41.9%                  $5.00               May 9, 2012
                                 12,500(1)                   2.1%                  $2.95          November 3, 2012

Thomas K. Russell               100,000(3)                  16.8%                  $6.00             July 31, 2007
                                 50,000(3)                   8.4%                 $12.00             July 31, 2007

(1) These options were granted under the 2000 Stock Option Plan. These options are immediately exercisable.

(2) These options were granted under the 2000 Stock Option Plan. These options vest 1/36 per month for three years. In the event of a change of control of the Company, vesting will be accelerated and the options will become immediately exercisable.

(3) These options were granted pursuant to a Warrant Agreement dated April 2, 2002 and are fully exercisable at any time after August 1, 2002.

                          FISCAL YEAR END OPTION VALUES

         The following table sets forth, as to the named officers, certain information concerning the number and value of unexercised options held by each of the named officers at December 31, 2002.

                                          Number of Options              Value of Unexercised In-the-Money
             Name                      Unexercised at Year End                  Options at Year End
             ----                      -----------------------                  -------------------
                                   Exercisable       Unexercisable       Exercisable        Unexercisable
                                   -----------       -------------       -----------        -------------
Thomas K. Russell                    150,000                   --               -0-                  --

John F. Steel IV                          --                   --                --                  --

Hartoun Hartounian, Ph.D.          1,034,888              277,822        $1,857,242 (1)        $530,640 (1)

William G. Kachioff                   81,944              180,566               -0-                 -0-

(1) Based on fair market value of the common stock at fiscal year end, which was $2.20 per share less the exercise price of the options.

        EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         We entered into an agreement with William G. Kachioff dated May 1, 2002. Under the agreement, we have the right to terminate Mr. Kachioff's employment at any time and for any reason. If, however, we do so without cause or if Mr. Kachioff terminates his agreement for good reason during the first three years of employment, we must continue to pay salary and benefits for three months following termination. Upon such termination, Mr. Kachioff will also be provided thirty-six months to exercise his vested options. Mr. Kachioff must sign a waiver and release of claims in order to receive these benefits. In addition, the agreement provides that Mr. Kachioff's initial grant of 250,000 stock options will vest and become immediately exercisable upon a "change of control" of our company, which generally means a merger, liquidation or sale of all or substantially all of our stock or assets.

         On August 2, 2002, the Compensation Committee of the Board of Directors agreed that if the employment of Mr. Kachioff or Hartoun Hartounian is terminated by us without cause or if Mr. Kachioff or Mr. Hartounian resigns for good reason, we must continue to pay salary and benefits to that individual for six months following termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         See Part II, Item 5 for certain equity compensation plan information.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our common stock as of March 7, 2003 by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of the outstanding common stock; (iii) each person who served as our Chief Executive Officer during the last completed fiscal year; and (iv) all executive officers and directors as a group. All information with respect to share ownership and voting and investment power has been furnished by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

                                                       Number of Shares
Name and Address of Beneficial Owner (1)             Beneficially Owned (2)      Percent of Class
----------------------------------------             ----------------------      ----------------
John F. Steel IV                                          9,314,500(3)                 41.1%

Richard Schoninger
667 Madison Avenue
New York, NY 10021                                        3,190,850(4)                 14.1%

Don and Bonnie Saunders Family Trust
900 E. Desert Inn Road, Apt. 521
Las Vegas, NV 89109                                       4,019,339(5)                 16.8%

Jackson St. Partners (6)
3673 Jackson Street
San Francisco, CA 94118                                      1,758,772                  7.8%

John J. Hagenbuch
3673 Jackson Street
San Francisco, CA 94118                                   1,768,772(7)                  7.8%

Thomas K. Russell
30 Sembrado
Rancho Santa Margarita, CA 92688                            425,132(8)                  1.9%

Hartoun Hartounian, Ph.D.                                 1,208,527(9)                  5.1%





William G. Kachioff                                         116,667(9)                   *

Robert W. Anderson, M.D.                                    104,184(9)                   *

Steven T. Frankel                                            28,722(9)                   *

James R. Gavin III, M.D., Ph.D.                             109,393(9)                   *

All officers and directors as a group (6 in number)     10,881,993(10)                 44.9%


* Less than one percent.

(1) Except as otherwise indicated, the address for each beneficial owner is 6370 Nancy Ridge Drive, Suite 112, San Diego, CA 92121.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 22,658,611 shares outstanding on March 7, 2003, adjusted as required by rules promulgated by the Commission.

(3) Excludes 10,000 shares held by Mr. Steel's daughter. Mr. Steel disclaims beneficial ownership of such shares as he does not have voting or investment control over such shares.

(4) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr. Schoninger may be deemed to share voting and investment control with the child's mother.

(5) Don and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust, and share voting and investment power over the 2,096,971 shares held by such trust. Also includes 647,368 shares held by Mr. Saunders and his wife as trustees of an irrevocable trust for which Mr. and Mrs. Saunders share voting and investment power. Also includes 850,000 shares subject to a warrant with an exercise price of $6.00 per share and 425,000 shares subject to a warrant with an exercise price of $12.00 per share. These warrants are exercisable at any time between August 1, 2002 and July 31, 2007. Mr. Saunders has sole voting and investment power with respect to the shares subject to such warrants. If and when Mr. and Mrs. Saunders determine to sell any of the 2,499,339 shares beneficially owned by them and not registered herein, or Mr. Saunders determines to sell any of the 1,275,000 shares subject to the warrants, they may do so only pursuant to a registration statement covering such resales.

(6) John J. Hagenbuch is a partner in Jackson St. Partners. To our knowledge, he is the controlling natural person with respect to the shares held.

(7) Includes 1,758,772 shares held by Jackson St. Partners, and 10,000 shares held by Mr. Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Mr. Hagenbuch's spouse is the sister of John F. Steel IV.

(8) Includes 100,000 shares subject to a warrant with an exercise price of $6.00 per share and 50,000 shares subject to a warrant with an exercise price of $12.00 per share. These warrants are exercisable at any time between August 1, 2002 and July 31, 2007.

(9) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of March 7, 2003.

(10) Includes 1,456,353 shares subject to options exercisable within 60 days of March 7, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 14, 2001, Frank Danesi, Jr., our sole officer and director and owner of approximately 90.22% of our then outstanding shares of capital stock, sold all of his 3,075,000 shares of common stock to the Don and Bonnie Saunders Family Trust for a cash purchase price of $300,000. The Don and Bonnie Saunders Family Trust purchased a total of 615,000 of such shares as nominee for others, including 275,132 shares for Thomas K. Russell and 137,566 for Mark C. Russell. Thomas K. Russell and Mark C. Russell are brothers. The sale constituted a change of control of our company. Thomas K. Russell also became our President, Chairman and sole director at that time.

         ASA Investment Company ("ASA") served as the private placement adviser for a private offering of securities by MSLT Delaware which closed simultaneously with the Merger, and for our subsequent private placement of 34,667 shares of our common stock. MSLT Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction, Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would have equity interests. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained an ownership interest or other interest in ASA. Mr. Saunders, his wife Bonnie Saunders, and the Don and Bonnie Saunders Family Trust collectively purchased 122,500 MSLT Delaware shares in the private offering with gross proceeds to us of $735,000. Temple Securities, Ltd., a company associated with Thomas K. Russell and Mark C. Russell purchased 52,500 MSLT Delaware shares with gross proceeds to us of $315,000. These investments were on the same terms as all other investments in the private offering. ASA Investment Company received commissions equal to ten percent of the approximately $4 million in gross offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 plus the right to receive 33,334 shares of our common stock. ASA earned additional commissions totaling $20,800 in connection with the post-acquisition private placement of 34,667 shares.

         In April 2002, we issued warrants to purchase 1,000,000 shares of our common stock at $6.00 per share and 500,000 shares of our common stock at $12.00 per share to the following persons in the amounts set forth opposite their names:

Name                             $6.00 Warrants               $12.00 Warrants
----                             --------------               ---------------
Donald G. Saunders                   850,000                       425,000
Thomas K. Russell                    100,000                        50,000
Mark C. Russell                       50,000                        25,000
Total:                             1,000,000                       500,000

         The warrants are exercisable at any time between August 1, 2002 and July 31, 2007.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS


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

        3.1 Articles of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Commission on August 13,
                    1999).

        3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

        3.3 Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed with Commission on November 20, 2002).

        4.1 Specimen Common Stock Certificate (incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed with Commission on November 20,
                    2002).

       10.1 2000 Stock Option Plan of MSLT Delaware (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.2 Investment Banking Agreement dated October 22, 2001 by and between MSLT Delaware and ASA Investment Company, as amended (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25,
                    2002).

       10.3 License and Sponsored Research Agreement dated September 15, 1998 by and between MSLT Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with Commission on February 10, 2003).

       10.4 Amendment to License and Sponsored Research Agreement dated February 5, 1999 by and between MSLT Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with Commission on February 10, 2003).

       10.5 Research Service Agreement dated November 20, 2002 between the Registrant and The Governors of the University of Alberta (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with Commission on February 10, 2003).

       10.6 Research Funding and Option Agreement dated February 20, 2003 by and between the Registrant and the Scripps Research Institute, a California nonprofit public benefit corporation. * +

       10.7 Standard Industrial/Commercial Multi-Tenant Lease dated July 3, 2002 by and between the Registrant and Nancy Ridge Technology Center, L.P. (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.8 Warrant Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 1, 2002 and filed with the Commission on March 6, 2002).

       10.9 Class A Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.10 Class B Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.11 Class A Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.12 Class B Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.13 Class A Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.14 Class B Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       10.15 Employment Agreement between the Registrant and William Kachioff dated May 1, 2002.*

       21.1 List of Subsidiaries (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with Commission on July 25, 2002).

       24.1 Power of Attorney (included as part of the signature page to this Form 10-KSB).

       99.1         Certification of Chief Executive Officer and Chief Financial
                    Officer.*
---------

* Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K - NONE

ITEM 14.    CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICROISLET, INC.

                                   By:  /S/ John F. Steel IV
                                        -------------------------------------
                                        John F. Steel IV
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                   Date:  March 28, 2003

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints John F. Steel IV, Hartoun Hartounian and William Kachioff, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

          Signature                                Title                           Date
          ---------                                -----                           ----

/S/ John F. Steel IV                   Chairman and Chief Executive Officer   March 28, 2003
------------------------------         (Principal Executive Officer)
John F. Steel IV


/S/ William G. Kachioff                Vice President, Finance and Chief      March 28, 2003
------------------------------         Financial Officer
William G. Kachioff                    (Principal Financial and Accounting
                                       Officer)


/S/ Hartoun Hartounian, Ph.D.          President, Chief Operating Officer     March 28, 2003
------------------------------         and Director
Hartoun Hartounian, Ph.D.


/S/ Robert W. Anderson, M.D.           Director                               March 28, 2003
------------------------------
Robert W. Anderson, M.D.


/S/ James R. Gavin III, M.D., Ph.D.    Director                               March 28, 2003
------------------------------
James R. Gavin III, M.D., Ph.D.


/S/ Steven T. Frankel                  Director                               March 28, 2003
------------------------------
Steven T. Frankel


                                 CERTIFICATIONS

I,   John F. Steel IV, certify that:

1.   I have reviewed this annual report on Form 10-KSB of MicroIslet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/S/ John F. Steel IV
----------------------------------
John F. Steel IV
Chairman and Chief Executive Officer (Principal Executive Officer)

I,   William G. Kachioff, certify that:

1.   I have reviewed this annual report on Form 10-KSB of MicroIslet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/S/ William G. Kachioff
----------------------------------
William G. Kachioff
Vice President, Finance and Chief Financial Officer (Principal Financial
Officer)

Deloitte & Touche LLP
Suite 1900
701 "B" Street
San Diego, California 92101-8198

Tel: (619) 232-6500
Fax: (619) 237-1755
www.deloitte.com
                                                   [Deloitte & Touche logo here]

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MicroIslet, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheet of MicroIslet, Inc. (the "Company"), a development stage enterprise, as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from August 21, 1998 (date of incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2001, and for the period August 21, 1998 (date of incorporation) through December 31, 2001 were audited by other auditors whose report, dated July 2, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the restatement discussed in Note 12 to the financial statements. The financial statements for the period August 21, 1998 (date of incorporation) through December 31, 2001 reflect total revenues and net loss of $16,846 and $5,932,106, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended, and for the period from August 21, 1998 (date of incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


[Deloitte & Touche letterhead here]

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6.1 million during 2002, and had an accumulated deficit of $12.0 million as of December 31, 2002. The Company expects to incur substantial additional operating costs, and is dependent on future events, including obtaining adequate financing to fulfill its development activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

March 11, 2003

LEVITZ,                                             701 B STREET, 4TH FLOOR
ZACKS &                                             SAN DIEGO, CALIFORNIA 92101
CICERIC
CERTIFIED PUBLIC ACCOUNTANTS                        (619) 238-1077
                                                    Fax# (619) 696-8614
                                                    MAIL@LZC.COM



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
MICROISLET, INC.
San Diego, California


         We have audited the accompanying balance sheet of MicroIslet, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroIslet, Inc. (a development stage company) at December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 12, the financial statements for 2001 have been restated.


/s/ Levitz, Zacks & Ciceric

July 2, 2002
San Diego, California


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                                          Consolidated Balance Sheets

                                                                                December 31,       December 31,
                                                                                   2002               2001
                                                                                                    (Restated)
                                                                               -------------      -------------
ASSETS

Current Assets:
  Cash                                                                         $    813,696       $    548,781
  Grants receivable                                                                  35,047              4,972
  Prepaid expenses                                                                  110,469             23,908
                                                                               -------------      -------------

        Total current assets                                                        959,212            577,661

Equipment, net                                                                      167,074             61,264
Patent, net                                                                          11,996             12,470
Deposits and other assets                                                            50,210             16,702
                                                                               -------------      -------------

        Total assets                                                           $  1,188,492       $    668,097
                                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Research expenses due to stockholder                                         $    230,000       $    240,000
  Deferred grant revenue                                                             40,352                 --
  Accounts payable and accrued expenses                                             435,303             66,379
                                                                               -------------      -------------

        Total current liabilities                                                   705,655            306,379
                                                                               -------------      -------------

Stockholders' Equity:
  Convertible preferred stock - $.001 par value: 10,000,000
    shares authorized; zero shares and 82,888 shares issued
    and outstanding at December 31, 2002 and December 31, 2001, respectively; aggregate liquidation preference
    of $186,500 at December 31, 2001                                                     --                 83
  Common stock - $.001 par value: 50,000,000 shares
    authorized; 22,658,592 and 17,415,575 shares issued and
    outstanding  at December 31, 2002 and December 31, 2001, respectively            22,659             17,416
  Additional paid-in capital                                                     12,498,419          6,276,325
  Deficit accumulated during the development stage                              (12,038,241)        (5,932,106)
                                                                               -------------      -------------

        Total stockholders' equity                                                  482,837            361,718
                                                                               -------------      -------------

        Total liabilities and stockholders' equity                             $  1,188,492       $    668,097
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


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations

                                                                                        August 21, 1998
                                                              Year Ended                       to
                                                             December 31,                December 31,
                                                       2002                2001               2002
                                                                       (Restated)
                                                   -------------      -------------      -------------
   Grant revenue                                   $    137,087       $     16,846       $    153,933


Expenses:
   Research and development expenses                  1,137,465          4,093,997          5,865,332
   General and administrative expenses                5,106,412            827,871          6,360,506
                                                   -------------      -------------      -------------
    Operating expenses                               (6,243,877)        (4,921,868)       (12,225,838)
                                                   -------------      -------------      -------------
    Loss from operations                             (6,106,790)        (4,905,022)       (12,071,905)
                                                   -------------      -------------      -------------

Other income (expense):
   Interest income                                       19,432              9,268             50,283
   Interest and other expenses                          (18,777)              (161)           (18,938)
   Other                                                     --              1,819              2,319
                                                   -------------      -------------      -------------

      Total other income (expense)                          655             10,926             33,664
                                                   -------------      -------------      -------------

      Net loss                                     $ (6,106,135)      $ (4,894,096)      $(12,038,241)
                                                   =============      =============      =============

Basic and diluted net loss per share               $       (.29)      $       (.29)      $       (.66)
                                                   =============      =============      =============

Weighted average number of shares outstanding
  used in calculation                                20,904,114         16,977,840         18,372,013
                                                   =============      =============      =============

                               See notes to consolidated financial statements.


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                                           Statements of Cash Flows

                                                        Year Ended         Year Ended      August 21, 1998 to
                                                     December 31, 2002  December 31, 2001  December 31, 2002
                                                                           (Restated)
                                                     -----------------  -----------------  -----------------
Cash flows from operating activities:
  Net loss                                             $ (6,106,135)      $ (4,894,096)      $(12,038,241)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Warrant compensation expense                          3,477,723                 --          3,477,723
    In process research and development
      acquired for common stock                                  --          2,067,518          2,067,518
    Compensation paid with stock options                    331,473          1,340,746          1,883,241
    Depreciation and amortization                            34,484             16,970             61,596
    Loss on disposal of equipment                            15,084                 --             15,084
Changes in operating assets and liabilities:
    Deposits and other assets                               (33,508)            (8,208)           (62,680)
    Grants receivable                                       (30,075)            (4,972)           (35,047)
    Prepaid expenses                                        (86,561)           (14,811)          (110,469)
    Deferred grant revenue                                   40,352                 --             40,352
    Accounts payable and accrued expenses                   368,924             48,815            435,303
    Research expenses due to stockholder                    (10,000)           240,000            230,000
                                                       -------------      -------------      -------------

        Net cash used in operating activities            (1,998,239)        (1,208,038)        (4,035,620)
                                                       -------------      -------------      -------------

Cash flows from investing activities:
  Purchases of equipment                                   (154,904)           (20,882)          (243,280)
                                                       -------------      -------------      -------------

        Net cash used in investing activities              (154,904)           (20,882)          (243,280)
                                                       -------------      -------------      -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                      2,418,058          1,487,500          4,906,096
  Proceeds from sale of preferred stock                          --                 --            186,500
                                                       -------------      -------------      -------------

        Net cash provided by financing activities         2,418,058          1,487,500          5,092,596
                                                       -------------      -------------      -------------

        Net increase in cash                                264,915            258,580            813,696

Cash at beginning of period                                 548,781            290,201                 --
                                                       -------------      -------------      -------------

Cash at end of period                                  $    813,696       $    548,781       $    813,696
                                                       =============      =============      =============

Interest paid                                          $        411       $        161       $        572
Income taxes paid                                      $      3,282       $         --       $         --

Non-cash investing and financing activities:
  In-process research and development
    acquired for common stock                          $         --       $  2,067,518       $  2,067,518

                                See notes to consolidated financial statements.

                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                                           Statements of Stockholders' Equity

                                              PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                        -------------------------  -------------------------   PAID-IN     ACCUMULATED
                                            Shares       Amount       Shares      Amount       CAPITAL        DEFICIT      TOTAL
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------
Sale of common stock to
founders, August 21, 1998                         0  $         0    12,594,203  $    12,594  $   (12,110)  $         0  $       484
Stock issued pursuant to
license agreement,
                     September 15, 1998           0            0       344,586          345         (323)            0           22
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 1998                        0            0    12,938,789       12,939      (12,433)            0          506

Sale of preferred stock, net:
                            May 4, 1999      82,888           83             0            0      186,417             0      186,500
Net loss                                                                                                       -72,775      (72,775)
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 1999                   82,888           83    12,938,789       12,939      173,984       -72,775      114,231

Sale of common stock, net:
                       January 20, 2000           0            0     1,706,679        1,707      498,293             0      500,000
                       January 24, 2000           0            0       500,080          500         (468)            0           32
Payments received for
January 1, 2001 stock sale                        0            0             0            0      500,000             0      500,000
Compensation expense related to
valuation of options issued                       0            0             0            0      211,022             0      211,022
Net loss                                          0            0             0            0            0      -965,235     (965,235)
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 2000                   82,888           83    15,145,548       15,146    1,382,831    -1,038,010      360,050


                                    See notes to consolidated financial statements.


                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                                           Statements of Stockholders' Equity


                                              PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                      -------------------------  -------------------------   PAID-IN     ACCUMULATED
                                          Shares       Amount       Shares      Amount       CAPITAL        DEFICIT      TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2000               82,888            83    15,145,548        15,146     1,382,831    -1,038,010       360,050

Sale of common stock, net:
                  January 1, 2001            --            --     1,706,679         1,707       498,293            --       500,000
                     July 2, 2001            --            --        52,094            52        99,948            --       100,000
                 November 2, 2001            --            --       166,668           166       887,334            --       887,500
Stock issued pursuant to
license agreement,
                 October 16, 2001            --            --       344,586           345     2,067,173            --     2,067,518
Compensation expense related to
valuation of options issued                  --            --            --            --     1,340,746            --     1,340,746
Net loss                                     --            --            --            --            --    (4,894,096)   (4,894,096)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2001               82,888  $         83    17,415,575  $     17,416  $  6,276,325  $ (5,932,106) $    361,718
                                   ============= ============= ============= ============= ============= ============= =============

Sale of common stock, net:

                   April 24, 2002            --            --       504,620           505     2,430,351            --     2,430,856
                     May 13, 2002            --            --        10,000            10        53,990            --        54,000
                     May 15, 2002            --            --         8,333             8        44,992            --        45,000
                  August 31, 2002            --            --        16,334            17        88,185            --        88,202

33,334 shares due pursuant to
Investment Banking Agreement                 --            --            --            --      (200,000)           --      (200,000)

Conversion of preferred stock
to common stock                         (82,888)          (83)    1,295,332         1,295        (1,212)           --            --

Issuance of shares in merger
with ALD Services, Inc.                      --            --     3,408,398         3,408        (3,408)           --            --

Reverse Merger Warrant Expense               --            --            --            --     3,477,723            --     3,477,723

Compensation expense related to
valuation of options issued                  --            --            --            --       331,473            --       331,473

Net loss                                     --            --            --            --            --    (6,106,135)   (6,106,135)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002                   --            --    22,658,592        22,659    12,498,419   (12,038,241)      482,837
                                   ============= ============= ============= ============= ============= ============= =============

                                     See notes to consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 1  DESCRIPTION OF BUSINESS


MicroIslet, Inc. ("MicroIslet", "We," or the "Company") is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former shareholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed consolidated financial information presented herein includes the financial results of MSLT-Delaware for the entire year ended December 31, 2002, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through December 31, 2002. The 2001 financial information presented herein includes only the financial results of MSLT-Delaware for the year ended December 31, 2001. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to December 31, 2002, and the financial results of the Company for the post-Merger period from April 24, 2002 through December 31, 2002. The balance sheet at December 31, 2001 is that of MSLT-Delaware.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $6.1 million for 2002, and had an accumulated deficit of $12.0 million as of December 31, 2002. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the second quarter of 2003. The Company intends to raise additional debt and/or equity financing to sustain its operations.

Note 2.  SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain prior year reclassifications have been made to conform to the current year presentation.

Equipment
---------

Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Intangibles and Long-Lived Assets
---------------------------------

The Company's policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. The Company carries no goodwill on its books at either December 31, 2002 or 2001. Further, during fiscal 2002 and 2001, the Company had no material impairments of intangible assets, which consist primarily of patents.

On January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). Under FAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. The adoption of FAS 144 did not have a material impact on the Company's financial statements.

Research and Development
------------------------

Research and development costs are charged to operations when incurred. Research and development expenses in 2001 include $2,067,518 of in-process research and development acquired for common stock.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, " Accounting for Income Taxes." In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Segment Reporting
-----------------

The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

Stock-Based Compensation
------------------------

We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in Note xx pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Deferred charges for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

Based on FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company does not plan to voluntarily change its method of accounting, but has implemented the amended disclosure requirements as shown below:

                                                                 August 21, 1998
                                                                 (Inception) to
                                                                   December 31
                                       2002           2001            2002
                                  -------------   -------------   -------------
Net loss, as reported             $ (6,106,135)   $ (4,894,096)   $(12,038,241)
Adjustment to compensation
expense under SFAS 148                (926,418)       (143,306)     (1,112,499)

Net loss, pro forma               $ (7,032,553)   $ (5,037,402)   $(13,150,740)

Net loss per share, as reported:
 Basic and diluted                $       (.29)   $       (.29)   $       (.66)

Net loss per share, pro forma:
 Basic and diluted                $       (.34)   $       (.30)   $       (.72)


Grant Revenue
-------------

The Company recognizes grant revenue as qualifying research expenses are incurred.

New Accounting Pronouncements
-----------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 15, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for the Company's interim periods beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but had implemented the amended disclosure requirements as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FASB Interpretation No. 46 will have a material impact on its financial statements.

Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in a financial institution and a money market fund at the same institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The money market fund is uninsured.

Note 3.        COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                     2002                2001
                                                  ----------          ----------
Equipment
---------
Laboratory equipment                              $ 101,823           $  21,751
Computer equipment                                   41,078              45,152
Furniture and fixtures                               30,655              22,149
Leasehold Improvements                               14,488                  --
Assets in Progress                                   30,000                  --
                                                  ----------          ----------
                                                  $ 218,044           $  89,052

Less accumulated depreciation                       (50,970)            (27,788)
                                                  ----------          ----------

                                                  $ 167,074           $  61,264
                                                  ==========          ==========


Intangible assets
-----------------

Patents                                           $  13,892           $  13,892

Less accumulated amortization                        (1,896)             (1,422)
                                                  ----------          ----------

                                                  $  11,996           $  12,470
                                                  ==========          ==========

Note 4.  LICENSE AGREEMENT

In September 1998, the Company entered into a license agreement with Duke University (Duke). Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses. Research and development expenses in 2001 include $2,067,518 of in-process research and development acquired for common stock. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of $0 in 2002, $252,793 in 2001, and $500,000 from August 21, 1998 (inception) to December 31, 2002. The amount recorded as research expenses due stockholder of $230,000 as of December 31, 2002 represents charges Duke has billed the Company. The amount due, timing and form of payment are currently under negotiation.

Note 5.  COMMITMENTS

The Company has office and laboratory facilities under noncancelable operating leases. Rent expense was $159,827 for the year ended December 31, 2002 and $215,810 from August 21, 1998 (inception) to December 31, 2002. The following is a schedule of total future minimum lease payments under all noncancelable operating leases:

               Year Ending December 31
               -----------------------

                  2003                                        $     207,913
                  2004                                              215,972
                  2005                                              167,732
                  2006                                                2,705
                                                              --------------

                  TOTAL                                       $     594,322

Note 6. MERGER OF MSLT-DELAWARE AND A WHOLLY OWNED SUBSIDIARY OF ALD AND SALE OF SECURITIES

On April 24, 2002, the Company consummated an integrated series of transactions which resulted in the effective exchange of 3,913,018 shares of common stock for net proceeds of $2.4 million. As a result, MSLT-Delaware became a wholly owned subsidiary of ALD, which was previously a "public shell entity," through a reverse triangular merger involving MSLT- Delaware, ALD and a newly formed, wholly owned subsidiary of ALD (the "Merger"). For accounting purposes, the Company was deemed to have issued 3,408,398 shares of common stock (the "Merger Shares") in exchange for all of the outstanding equity securities of ALD. ALD had no assets or liabilities at the time of the Merger. Contemporaneous with the Merger, MSLT-Delaware closed a private placement (the "Private Offering") in which it sold 504,620 shares of common stock in exchange for approximately $2.4 million of net cash proceeds. The sale of these common shares was subject to the terms of an Investment Banking Agreement and a Private Placement Memorandum. The terms of the agreements included specified minimum gross offering proceeds of $3 million, and a requirement that MSLT-Delaware complete the aforementioned transaction with a "public shell entity." Pursuant to this private offering, the investors were granted the right to receive additional shares of common stock if MSLT Delaware sells any securities for less than $6.00 per share. In the event of such a sale, these investors would be entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

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

After the merger, we sold an additional 34,667 shares of our common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as MSLT Delaware's April 2002 private placement described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale all of the shares sold through ASA in private placements. The registration statement was filed July 25, 2002, was subsequently amended, and was declared effective on February 14, 2003..

Note 7.  RELATED PARTIES/ISSUANCE OF WARRANTS

On April 2, 2002, ALD issued an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to three persons, including ALD's majority shareholder, ALD's President and his brother. The Class A Warrants and the Class B Warrants are referred to collectively as the "Warrants."

Each outstanding Class A Warrant entitles the holder thereof to purchase one share of common stock at a price of $6.00 per share and each outstanding Class B Warrant entitles the holder thereof to purchase one share of common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in an associated Warrant Agreement, both the Class A and the Class B Warrants are generally exercisable by the holders thereof at any time between August 1, 2002 and July 31, 2007. The Warrant Agreement requires the Company to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

The Company has valued the Warrants at approximately $5,900,000. This valuation was determined using the Black-Scholes option pricing model using the five year life of the Warrants, an annual risk free rate of return of 5.2%, volatility of 120% and no dividends.

Because the Warrants related to services provided in connection with the transaction discussed in Note 2 above, these Warrants been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The excess of the value of the Warrants over the proceeds ($3,477,723) has been recorded as warrant compensation expense.

Note 8.  STOCKHOLDERS' EQUITY

Convertible Preferred Stock
---------------------------

On April 24, 2002 each of the 82,888 shares of preferred stock outstanding was converted into 15.6275 shares of common stock in connection with the Merger.

Stock Splits
------------

Effective November 7, 2000, the Board of Directors authorized a 5-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 3,876,640 additional shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split. Effective October 18, 2001, the Board of Directors authorized a 3.1255-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 11,843,483 additional shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

Stock Options
-------------

During 2000, the Company adopted a stock option plan for employees, outside consultants and directors. There are 4,000,000 common shares available for grant under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the Company's common stock. All options have a ten-year life and generally vest over a three-year period.

The Company applies APB Opinion 25 in accounting for stock options granted to employees and directors performing director services. Compensation cost is based on the excess of the fair value of the stock over the exercise price on the measurement date, which is generally the grant date, and is recognized over the vesting period of the options. Compensation cost charged to operations for options granted to employees and directors performing director services was $228,701 in 2002 and $250,583 in 2001, and $690,308 from August 21, 1998
(inception) to December 31, 2002.

The Company applies SFAS 123 and EITF 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the vesting period based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: risk free interest rate of 5%; dividend yield of 0%; volatility of 80% in 2002 and 54% in 2001; expected life of 10 years; and market value of the Company's common stock ranging from $2.05 to $3.50 in 2002 and the estimated value ranging from $0.59 to $6.00 in 2001. Compensation cost charged to operations for options granted to consultants performing advisory services was $102,770 in 2002 and $1,090,163 in 2001, and $1,192,993 from August
21, 1998 (inception) to December 31, 2002.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2002 and 2001: risk free interest rate of 5%; dividend yield of 0%; volatility of 80% in 2002 and 54% in 2001; expected life of 10 years; and market value of the Company's common stock ranging from $2.20 to $6.00 in 2002 and the estimated value ranging from $0.59 to $6.00 in 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net income had compensation cost for employee and director stock options been determined based on fair value at the date of grant consistent with the provisions of SFAS 123. See table disclosure at Note 2.

The following summary presents the options under the plan granted, exercised, expired, forfeited and outstanding at December 31, 2002, 2001 and 2000:


                                                                       Weighted
                                                                       Average
                                                        Number of      Exercise
                                                          Shares         Price
                                                        ----------    ----------
               Outstanding at January 1, 2000                  --     $     .00

               Granted                                  2,203,476     $     .29
               Exercised                                       --            --
               Expired                                         --            --
               Forfeited                                       --            --
                                                        ----------

               Outstanding at December 31, 2000         2,203,476     $     .29

               Granted                                    954,843     $     .39
               Exercised                                       --            --
               Expired                                         --            --
               Forfeited                                       --            --
                                                        ----------

               Outstanding at December 31, 2001         3,158,319     $     .32

               Granted                                    587,898     $    4.18
               Exercised                                       --            --
               Expired                                         --            --
               Forfeited                                 (312,550)          .29
                                                        ----------

               Outstanding at December 31, 2002         3,433,667     $     .94
                                                        ==========

The weighted average fair value of options granted during 2002 and 2001 was $3.49 and $1.16, respectively. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2002:


                                                                       Weighted
                                                                       Average
                                       Number of Shares               Remaining
                              -------------------------------        Contractual
         Exercise Price       Outstanding         Exercisable           Life
         --------------       ------------        -----------        -----------
              $0.29             2,517,593          1,800,029            7.96
              $0.59               328,180            160,183            8.57
              $5.00               344,000             87,722            9.18
              $4.40                47,000              7,833            9.50
              $2.95               146,894            124,672            9.81
              $2.14                50,000                 --           10.00
                              ------------        -----------
                   Total        3,433,667          2,180,439            8.80


Note 9.  EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Potential common shares related to convertible preferred stock and stock options were not included in the calculation of diluted earnings per share in 2002 and 2001 because of their anti-dilutive effect.

Note 10.  INCOME TAXES

                                                    2002            2001
                                                                (Restated)
                                                ------------   ------------
         Deferred tax assets:
           Net operating loss carryforwards     $ 2,876,000    $   965,000
           Acquired in-process R&D                       --        885,000
           Stock-based compensation                 511,000        665,000
           Warrants                               1,490,000             --
           Research and Development credit          683,000             --
           Accrued vacation                              --         18,000
                                                ------------   ------------
                                                  5,560,000      2,533,000
         Deferred tax liabilities:
           State taxes                             (462,000)      (178,000)
           Accrual to cash                         (250,000)            --
           Other                                     (5,000)            --
                                                ------------   ------------

         Net deferred tax asset                   4,843,000      2,355,000
         Less valuation allowance                (4,843,000)    (2,355,000)
                                                ------------   ------------

                                                $       -0-    $       -0-
                                                ============   ============

The net deferred tax asset has been fully reserved due to uncertainties as to its realizability. The valuation allowance increased by $2,488,000 in 2002 and $1,945,000 in 2001.

The Company has not recorded income tax expense or benefit for the year ended December 31, 2002, and that period from August 21, 1998 (inception) through December 31, 2002. The net deferred tax asset has been full reserved due to uncertainties as to its realizability. The valuation allowance increased by $2,488,000 in 2002 and $1,945,000 in 2001.

At December 31, 2002, the Company has net operating carryforwards of approximately $6,706,250 for federal and state purposes. The federal and state net operating loss carryforwards begin to expire in 2019 and 2007, respectively.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                       2002             2001
                                                                      (Restated)
                                                   ------------     ------------
         Federal tax benefit at statutory rate     $ 2,072,000      $ 1,660,000
         State tax benefit, net                        588,000          285,000
         Increase in valuation allowance            (2,488,000)      (1,945,000)
         Other permanent items                          15,000               --
         Stock based compensation                     (187,000)              --
                                                   ------------     ------------

         Provision for income taxes                $       -0-      $       -0-
                                                   ============     ============


Note 11.  EMPLOYEE SAVINGS PLAN

We have established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. We are not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2002 and 2001, nor in any prior period since inception of the plan.

Note 12.       RESTATEMENT

The 2001 financial statements have been restated to correct a misapplication of U.S. generally accepted accounting principles related to accounting for stock options granted to outside consultants and directors performing advisory services. As a result of the restatement, an additional $918,000 of stock compensation expense was recorded for 2001. The additional expense relates to changes in the estimated fair value of the Company's stock between the grant date and December 31, 2001.

The effects of the restatement on the net loss for 2001 are as follows:

         Net loss:
           Previously reported                                           $ (3,976,096)
           Adjustment to record additional stock compensation expense        (918,000)
                                                                         -------------

           Restated                                                      $ (4,894,096)
                                                                         =============

         Basic and diluted net loss per share:
           Previously reported                                           $       (.23)
           Adjustment to record additional stock compensation expense            (.06)
                                                                         -------------

           Restated                                                      $       (.29)
                                                                         =============