Form 10QSB
period 2003-03-31
MICROISLET INC
filed 2003-05-06
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES /X/ NO / /

   At April 30, 2003, 23,160,079 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                                   PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          MicroIslet, Inc.
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets

                                                                 March 31,
                                                                   2003              December 31,
                                                                (unaudited)             2002
                                                              ---------------       --------------
ASSETS

Current Assets:
  Cash                                                        $      242,770        $     813,696
  Grants receivable                                                   39,050               35,047
  Prepaid expenses                                                    54,854              110,469
                                                              ---------------       --------------

        Total current assets                                         336,674              959,212

Equipment, net                                                       171,991              167,074
Patent, net                                                           11,877               11,996
Deposits and other assets                                             50,210               50,210
                                                              ---------------       --------------

        Total assets                                          $      570,752        $   1,188,492
                                                              ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Research expenses due to stockholder                        $      230,000        $     230,000
  Deferred grant revenue                                               3,834               40,352
  Accounts payable and accrued expenses                              622,110              435,303
                                                              ---------------       --------------

        Total current liabilities                                    855,944              705,655
                                                              ---------------       --------------

Stockholders' Equity (Deficit):

  Common stock - $.001 par value: 50,000,000 shares
    authorized; 22,658,592 shares issued and outstanding
    at March 31, 2003 and December 31, 2002                           22,659               22,659
  Additional paid-in capital                                      12,564,548           12,498,419
  Deficit accumulated during the development stage               (12,872,399)         (12,038,241)
                                                              ---------------       --------------

        Total stockholders' equity (deficit)                        (285,192)             482,837
                                                              ---------------       --------------

        Total liabilities and stockholders' equity            $      570,752        $   1,188,492
                                                              ===============       ==============

                           See notes to consolidated financial statements.


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                               Consolidated Statements of Operations (unaudited)

                                                                                        August 21, 1998
                                                           Three Months Ended           (Inception) to
                                                               March 31,                   March 31,
                                                       2003                2002              2003
                                                   -------------      -------------      -------------
Grant revenue                                            75,568             29,450            229,501

Expenses:
   Research and development expenses               $    402,397       $    344,077       $  6,267,729
   General and administrative expenses                  505,254            224,015          6,865,760
                                                   -------------      -------------      -------------

     Operating expenses                                 907,651            568,092         13,133,489
                                                   -------------      -------------      -------------
     Loss from operations                              (832,083)          (538,642)       (12,903,988)
                                                   -------------      -------------      -------------
Other income (expense):
   Interest income                                        1,440              1,480             51,723
   Interest expense                                        (105)               (45)           (19,043)
   Other                                                 (3,410)                --             (1,091)
                                                   -------------      -------------      -------------

      Total other income (expense)                       (2,075)             1,435             31,589
                                                   -------------      -------------      -------------

      Net loss                                     $   (834,158)      $   (537,207)      $(12,872,399)
                                                   =============      =============      =============

Basic and diluted net loss per share               $       (.04)      $       (.03)      $       (.70)
                                                   =============      =============      =============

Weighted average number of shares outstanding
  used in calculation                                22,658,592         17,415,575         18,372,013
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


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                               Consolidated Statements of Cash Flows (unaudited)

                                                                                           August 21, 1998
                                                    Three Months Ended  Three Months Ended  (Inception) to
                                                      March 30, 2003     March 31, 2002     March 31, 2003
                                                      --------------     --------------     --------------
Cash flows from operating activities:
  Net loss                                             $   (834,158)      $   (537,207)      $(12,872,399)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Warrant compensation expense                                 --                 --          3,477,723
    In process research and development
      acquired for common stock                                  --                 --          2,067,518
    Compensation paid with stock options                     66,129            130,515          1,949,370
    Depreciation and amortization                            12,068              6,808             73,664
    Loss on disposal of equipment                                --                 --             15,084
Changes in operating assets and liabilities:
    Deposits and other assets                                    --                 --            (62,680)
    Grants receivable                                        (4,003)            (6,322)           (39,050)
    Prepaid expenses                                         55,615             15,191            (54,854)
    Deferred grant revenue                                  (36,518)                --              3,834
    Accounts payable and accrued expenses                   186,807             75,351            622,110
    Research expense due to shareholder                          --                 --            230,000
                                                       -------------      -------------      -------------

        Net cash used in operating activities              (554,060)          (315,664)        (4,589,680)
                                                       -------------      -------------      -------------

Cash flows from investing activities:
  Purchases of equipment                                    (16,866)           (38,494)          (260,146)
                                                       -------------      -------------      -------------

        Net cash used in investing activities               (16,866)           (38,494)          (260,146)
                                                       -------------      -------------      -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                             --                 --          4,906,096
  Proceeds from sale of preferred stock                          --                 --            186,500
                                                       -------------      -------------      -------------

        Net cash provided by financing activities                --                 --          5,092,596
                                                       -------------      -------------      -------------

        Net increase (decrease) in cash                    (570,926)          (354,158)           242,770

Cash at beginning of period                                 813,696            548,782                 --
                                                       -------------      -------------      -------------

Cash at end of period                                  $    242,770       $    194,624       $    242,770
                                                       =============      =============      =============

Interest paid                                          $        105       $         45       $        391
Income taxes paid                                      $      3,410       $         --       $      3,410

Non-cash investing and financing activities:
  In-process research and development
    acquired for common stock                          $         --       $         --       $  2,067,518


                                See notes to consolidated financial statements.

                                MICROISLET, INC.
                          (a Development Stage Company)
                    Notes to Financial Statements (unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet", "We," or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

MicroIslet, Inc. is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former shareholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed financial information presented herein represents the financial results of only MSLT-Delaware for the quarter ended March 31, 2002. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to March 31, 2003, and the financial results of the Company for the post-Merger period from April 24, 2002 through March 31, 2003.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2002 and 2001 and related notes thereto included in Form 10-KSB filed with the SEC on March 28, 2003.

The preparation of the Company's financial statements included herein necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $834,158 for the first quarter of 2003, and had an accumulated deficit of $12.9 million as of March 31, 2003. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. On April 1, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital agreed to buy up to $12.0 million of common stock over a period of up to 30 months. As of April 30, 2003 funding under such agreement has not commenced. The amount and timing of proceeds the Company will receive under such agreement is uncertain. See Note 4 below. On April 11, 2003, the Company borrowed $300,000 from a related party to fund working capital needs. See Note 4 below.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the second quarter of 2003. The Company intends to continue to sell common stock to Fusion Capital and/or to raise additional debt or equity financing to sustain its operations.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and fully diluted earnings per share on a pro forma basis would have been as follows:

                                     For the three month period ended
                                     --------------------------------

                                       March 31, 2003  March 31, 2002
                                       -------------   -------------
Net loss, as reported                  $   (834,158)   $   (537,207)

Stock-based employee compensation
expense determined under the
fair value method for all awards           (229,173)        (96,243)
                                       -------------   -------------

Net loss, pro forma                    $ (1,063,331)   $   (633,450)
                                       =============   =============

Net loss per share, as reported:
 Basic and diluted                     $       (.04)   $       (.03)
                                       =============   =============

Net loss per share, pro forma:
 Basic and diluted                     $       (.05)   $       (.04)
                                       =============   =============


NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.


NOTE 4 - SUBSEQUENT EVENTS/RELATED PARTIES

On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October

2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sales price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended March 31, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 501,468 expense reimbursement and commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 12,000,000 shares of our common stock. A registration statement registering the resale of 12,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002. As of April 30, 2003 funding under such agreement has not commenced.

         Fusion Capital is not obligated to purchase any shares of our common stock if the purchase price is less than $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain.

         On April 11, 2003, we borrowed $300,000 from a trust affiliated with a significant stockholder for working capital needs. The loan bears interest at an annual rate of 4.25%, with principal and accrued interest due August 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share. The Company has valued the warrant at approximately $61,000. This valuation was determined using the Black-Scholes option pricing model using the ten year life of the warrant, an annual risk free rate of return of 4.25%, volatility of 77% and no dividends. Such amount will be amortized as interest expense over the term the loan.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs, and we will need to raise additional capital during the next twelve months to meet operating costs. At March 31, 2003, we had an accumulated deficit of approximately $12.9 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain. As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements for the year ended December 31, 2002 substantial doubt about our ability to continue as a going concern.

         Our acquisition of MSLT Delaware was completed on April 24, 2002. We issued new shares of our common stock to the shareholders of MSLT Delaware in exchange for all the outstanding common stock and preferred stock of MSLT Delaware. The acquisition was accounted for as a reverse acquisition because former shareholders of MSLT Delaware owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, MSLT Delaware is deemed to have acquired ALD Services and therefore all financial information presented in this report for periods prior to April 24, 2002 represents the results of operations of MSLT Delaware.

         Our business plan for the next twelve months is to demonstrate the feasibility of the concepts behind our product candidate. It is necessary for us to establish evidence of feasibility of our approach in order to advance to subsequent milestones.

CRITICAL ACCOUNTING POLICIES

         Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Grant Revenue
-------------
         We recognize grant revenue as qualifying research expenses are incurred.

Stock-based compensation
------------------------
         We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in our annual financial statements pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for our interim periods beginning January 1, 2003. We currently account for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. We do not plan to voluntarily change our method of accounting, but had implemented the amended disclosure requirements as of March 31, 2003. See note 2 above for further information.

Allocation of Costs
-------------------
         We allocate certain indirect costs associated with support activities such as the rent and utilities for facilities. These costs are allocated between research and development expense and general and administrative expense based on headcount and/or square footage.

RESULTS OF OPERATIONS

         Grant revenue for the three month periods ended March 31, 2003 and March 31, 2002 was $75,568 and $29,450, respectively, consisting entirely of research grants. The increase reflects a higher level of qualifying research expenditures under a research grant from the National Institutes of Health and related reimbursement.

         General and administrative expenses increased to $505,254 for the three month period ended March 31, 2003 from $224,015 for the three month period ended March 31, 2002, primarily due to legal and accounting services associated with public reporting and compliance requirements and our financing efforts. Research and development expenses increased to $402,397 for the three month period ended March 31, 2003 from $344,077 for the three month period ended March 31, 2002, reflecting a higher level of research activities in our laboratories and payments under our collaboration with The Scripps Research Institute.

         Our net loss was $834,158, or $0.04 per common share for the three month period ended March 31, 2003 and $537,207, or $0.03 per common share for the three month period ended March 31, 2002. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         We and MSLT Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2003, have netted approximately $5.1 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

         Our combined cash and cash equivalents totaled $242,770 at March 31, 2003, a decrease of $570,926 from December 31, 2002. The primary uses of cash and cash equivalents during the three month period ended March 31, 2003 included $554,060 to finance our operations and working capital requirements, and $16,866 in capital equipment purchases.

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

         On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sales price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended March 31, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 501,468 expense reimbursement and commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 12,000,000 shares of our common stock. A registration statement registering the resale of 12,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002. As of April 30, 2003 funding under such agreement has not commenced.

         Fusion Capital is not obligated to purchase any shares of our common stock if the purchase price is less than $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain.

         On April 11, 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch, who beneficially owns approximately 7.8% of our shares, for working capital needs. The loan bears interest at an annual rate of 4.25%, with principal and accrued interest due August 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share.

         We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into the second quarter of 2003. We are currently pursuing additional sources of financing. If we cannot obtain additional funding prior to the end of May of 2003, we will make reductions in the scope and size of our operations and may curtail activities in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" below. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern.

         We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidate. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Business Risks" below.

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

         The $5,070,000 we have budgeted for the next twelve months is divided into the following categories:

CATEGORY                                  ESTIMATED COST
--------                                  --------------
Personnel                                    $1,962,000
Advisory board                                 $162,000
Sponsored research                             $625,000
Outside consultants and services               $625,000
Supplies and materials                         $604,000
Travel and entertainment                       $184,000
Facilities                                     $381,000
General and administrative                     $527,000
                                             ----------
Total                                        $5,070,000
                                             ==========

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

                                                                    ESTIMATED TIME OF        ESTIMATED COST OF
MILESTONE                                                               COMPLETION       ACHIEVING EACH MILESTONE
---------                                                               ----------       ------------------------
Testing viability and functionality of non-encapsulated islets in     2nd Quarter 2003      $1 to $1.4 million
vitro and in small animals

Testing viability and functionality of encapsulated islets in vitro   1st Quarter 2004      $2.6 to $4 million
and in non-human primates
                                                                                            Included in above
Consistency achieving satisfactory levels of capsule strength,        4th Quarter 2003      costs
uniformity and stability


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

                                                                                         ESTIMATED COST OF
                                                                      ESTIMATED TIME OF    ACHIEVING EACH
MILESTONE                                                                COMPLETION          MILESTONE
---------                                                                ----------          ---------

COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING                 1st Half of 2005   $6-10 Million
INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FOOD AND DRUG
ADMINISTRATION. Once we have established the "proof of
concept" behind our product candidates, we plan to initiate
formal studies to demonstrate safety and efficacy in support of human clinical trials. These studies will involve both
small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for
the capsules and porcine islets. We intend to engage in
ongoing discussions with the FDA during these evaluations.
Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.

COMPLETE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These               2nd Half of 2005   $2-3 Million
studies involve the transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation
technology's ability to provide effective immunoisolation in humans prior to clinical trials.

 INITIATE AND COMPLETE PHASE I HUMAN CLINICAL TRIALS. Once the           2006               Unknown
 formal, controlled animal studies have been completed, we plan to file the investigational new drug application. If the
 application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical
 trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if
 possible, an evaluation of the early indications of its
 effectiveness.

INITIATE AND COMPLETE PHASE II HUMAN CLINICAL TRIALS. The                2007               Unknown
second phase involves further safety testing, and an
evaluation of efficacy, dose schedules and routes of
administration in a larger human population. This phase
sometimes overlaps with the Phase I study.

INITIATE AND COMPLETE PHASE III HUMAN CLINICAL TRIALS. These             2008-2009          Unknown
studies are usually randomized, double-blind studies testing product safety and effectiveness in an expanded patient
population in order to evaluate the overall risk/benefit
relationship of the product and to provide an adequate basis for product labeling. Because of the scope and the number of patients involved, significant capital is required for these trials.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE             2010 or later      Unknown
FDA FOR APPROVAL. Once the clinical investigations are
complete, we intend to submit an application to the FDA
including all of our clinical and preclinical data.

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

Business Risks
--------------

         The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

COMPANY RISKS

MICROISLET HAS A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in each period since our inception. As of March 31, 2003, we have incurred total losses of $12.8 million. Due to those losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH EVEN IF WE ARE ABLE TO ACCESS THE FULL $12.0 MILLION UNDER THE COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development, in addition to our financing arrangement with Fusion Capital, before we have any anticipated revenue generating products. Due to our need for future capital and our net losses, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 substantial doubt about our ability to continue as a going concern. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock, the factors listed above and other factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires a registration statement for the shares to be purchased by Fusion Capital to remain effective. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs.

When we require additional funds, which may be above and beyond the $12.0 million that we may raise from Fusion Capital, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

WE MAY NOT BE ABLE TO OBTAIN THE FULL $12.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.50. Since we registered 6,000,000 purchase shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $12.0 million without registering additional shares of common stock. Assuming a purchase price of $1.50 per share (the average of the high and low prices of our common stock on April 10, 2003) and the purchase by Fusion Capital of the full 6,000,000 shares under the common stock purchase agreement, proceeds to us would only be $9.0 million unless we choose to register more than 6,000,000 shares, which we have the right, but not the obligation, to do.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, who beneficially owns approximately 7.8% of our shares, made a short term loan to us for $300,000 on April 11, 2003 to meet working capital needs. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, directors, or other stockholders (other than Fusion Capital under the common stock purchase agreement) are under any obligation to continue to provide cash to meet our future liquidity needs.

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

The FDA must approve any biological product before it can be marketed in the United States. Biological products must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Before an investigational new drug application (IND) can be filed with the FDA, the potential product must undergo preclinical laboratory tests, preclinical studies in animals and formulation studies. Once the IND becomes effective, adequate and well-controlled human clinical trials to establish the safety and efficacy of the product are required. Commercialization of any therapeutic or other product that we or our collaborators may develop depends upon successful completion of these preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

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

The FDA has published guidelines for development of xenotransplantation products and is continuing to monitor closely the development of such products to determine if additional guidelines are required as more data is obtained. We may not be able to comply with any final guidelines the FDA may issue.

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

IF WE ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

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

We currently have no sales, marketing or distribution capability. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

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

If we are able to launch commercially our products, we will face exposure to product liability claims. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

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

RISKS RELATING TO OUR STOCK

THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

The sales price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital will be registered for resale, so they will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares will be sold to Fusion Capital and resold on the open market until October 2005. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

FUTURE SALES OF OUR COMMON STOCK OR THE PERCEPTION THAT FUTURE SALES COULD OCCUR, MAY ADVERSELY AFFECT OUR COMMON STOCK PRICE.

If a large number of shares of our common stock are sold in the open market or if there is a perception that such sales could occur, the trading price of our common stock could decline materially. In addition, the sale of these shares, or possibility of such sale, could impair our ability to raise capital through the sale of additional shares of common stock.

On February 13, 2003, we registered up to 705,956 shares of our common stock for resale by private investors. Approximately 17.2 million shares of common stock issued to shareholders of MSLT Delaware in our business combination are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule.

The selling shareholders under our registration statements will be permitted to sell their registered shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We have also granted registration rights with respect to 1,500,000 shares that may be purchased under warrants issued by us to related party consultants in April 2002.

Sales of shares pursuant to exercisable options and warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales of shares by Fusion Capital and other existing shareholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended March 31, 2003, the average daily trading volume of our stock was approximately 13,800 shares and the shares traded as low as $1.30 and as high as $2.39 per share. There were nineteen days during that quarter when the trading volume of our stock was under 1,000 shares. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

         o actual or anticipated variations in quarterly and annual operating results;

         o announcements of technological innovations by us or our competitors;

         o developments or disputes concerning patent or proprietary rights; and

         o general market perception of biotechnology and pharmaceutical companies.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED BY THE SEC A "PENNY STOCK," WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

Our common stock does not currently qualify for listing on the NASDAQ Stock Market. If our common stock continues to be quoted on the OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 2,895,773 shares outstanding that have exercise prices at or below the recent market price of our stock of $1.50 per share. We have options and warrants for 2,087,894 shares outstanding at prices above the current $1.50 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our executive officers, directors and their affiliates beneficially own or control approximately 44.1% percent of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before June 9, 2003). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

On May 28, 2002, our stockholders authorized the issuance of up to 10,000,000 shares of preferred stock in one or more series. Our board of directors will be able to determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

      Exhibit No.          Document Description
      -----------          --------------------

          10.1 Research Funding and Option Agreement dated February 20, 2003 by and between the Registrant and the Scripps Research Institute, a California nonprofit public benefit corporation (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 28, 2003).+

          99.1 Certification of Chief Executive Officer and Chief Financial Officer.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


b. REPORTS ON FORM 8-K.

On January 31, 2003, we filed a current report on Form 8-K containing disclosure in Item 5.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROISLET, INC.

May 6, 2003                  /S/ John F. Steel IV
                             --------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

May 6, 2003                  /S/ William G. Kachioff
                             --------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial officer)

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


/S/ John F. Steel IV
--------------------
John F. Steel IV, Chairman and Chief Executive Officer
May 6, 2003

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


/S/ William G. Kachioff
-----------------------
William G. Kachioff , Vice President, Finance and Chief Financial Officer May 6, 2003