Form 10QSB
period 2003-06-30
MICROISLET INC
filed 2003-08-15
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 YES /X/ NO / /

    At July 30, 2003, 23,660,079 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                MicroIslet, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                 June 30,
                                                                   2003         December 31,
                                                                (unaudited)        2002
                                                               -------------   -------------
ASSETS

Current Assets:
  Cash                                                         $    109,143    $    813,696
  Grants receivable                                                  24,970          35,047
  Prepaid expenses                                                  144,606         110,469
                                                               -------------   -------------

        Total current assets                                        278,719         959,212

Equipment, net                                                      157,024         167,074
Patent, net                                                          11,759          11,996
Deposits and other assets                                            88,910          50,210
                                                               -------------   -------------

        Total assets                                           $    536,412    $  1,188,492
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Research expenses due to stockholder                         $    230,000    $    230,000
  Loans from stockholder                                            503,990              --
  Deferred grant revenue                                              3,834          40,352
  Accounts payable and accrued expenses                             517,789         435,303
                                                               -------------   -------------

        Total current liabilities                                 1,255,613         705,655
                                                               -------------   -------------

Stockholders' Equity (Deficit):

  Common stock - $.001 par value: 50,000,000 shares
    authorized; 23,660,079 and 22,658,592 shares
    issued and outstanding  at June 30, 2003 and
    December 31, 2002 respectively                                   23,660          22,659
  Additional paid-in capital                                     12,866,763      12,498,419
  Deficit accumulated during the development stage              (13,609,624)    (12,038,241)
                                                               -------------   -------------

        Total stockholders' equity (deficit)                       (719,201)         482,837
                                                               -------------   -------------

        Total liabilities and stockholders' equity (deficit)   $    536,412    $  1,188,492
                                                               =============   =============

                 See notes to consolidated financial statements

                                        2

                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                               Consolidated Statements of Operations (unaudited)

                                                                                                                August 21, 1998
                                                     Three Months Ended              Six Months Ended           (Inception) to
                                                          June 30,                        June 30,                 June 30,
                                                    2003            2002            2003             2002            2003
                                                -------------   -------------   -------------   -------------   -------------
   Grant income                                 $     49,970    $     20,619    $    125,538    $     50,069    $    279,471

Expenses:
   Research and development expenses                 267,057         422,809         669,454         766,886       6,534,786
   General and administrative expenses               458,005       3,896,384         963,259       4,120,399       7,323,765
                                                -------------   -------------   -------------   -------------   -------------

Operating Expenses                                   725,062       4,319,193       1,632,713       4,887,285      13,858,551
                                                -------------   -------------   -------------   -------------   -------------

         Loss from operations                       (675,092)     (4,298,574)     (1,507,175)     (4,837,216)    (13,579,080)
                                                -------------   -------------   -------------   -------------   -------------

Other income (expense):
   Interest income                                       365           6,999           1,805           8,479          52,088
   Interest expense                                  (59,386)            (44)        (59,491)            (89)        (78,429)
   Other                                              (3,112)             --          (6,522)             --          (4,203)
                                                -------------   -------------   -------------   -------------   -------------

         Total other income (expense)                (62,133)          6,955         (64,208)          8,390         (30,544)
                                                -------------   -------------   -------------   -------------   -------------

         Net loss                               $   (737,225)   $ (4,291,619)   $ (1,571,383)   $ (4,828,826)   $(13,609,624)
                                                =============   =============   =============   =============   =============

Basic and diluted net loss per share            $       (.04)   $       (.21)           (.07)   $       (.25)   $       (.73)
                                                =============   =============   =============   =============   =============

Weighted average number of shares outstanding
         used in calculation                      23,034,693      20,900,030      22,909,326      19,157,803      18,748,114
                                                =============   =============   =============   =============   =============

                                See notes to consolidated financial statements
                                                      3

                                          MicroIslet, Inc.
                                    (A Development Stage Company)
                          Consolidated Statements of Cash Flows (unaudited)

                                                                                    August 21, 1998
                                                   Six Months Ended Six Months Ended (Inception) to
                                                     June 30, 2003   June 30, 2002   June 30, 2003
                                                     -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                           $ (1,571,383)   $ (4,828,826)   $(13,609,624)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Warrant interest expense                               55,300              --          55,300
    Warrant compensation expense                               --       3,477,723       3,477,723
    In process research and development
      acquired for common stock                                --              --       2,067,518
    Compensation paid with stock options                   25,345         364,540       1,908,586
    Depreciation and amortization                          23,958          15,334          85,554
    Loss on disposal of equipment                           2,195          12,308          17,279
Changes in operating assets and liabilities:
    Deposits and other assets                                  --             287         (62,680)
    Grants receivable                                      10,077         (15,647)        (24,970)
    Prepaid expenses                                      (34,137)       (145,802)       (144,606)
    Deferred grant revenue                                (36,518)         40,352           3,834
    Accounts payable and accrued expenses                  86,476         300,743         521,779
    Research expense due to shareholder                        --              --         230,000
                                                     -------------   -------------   -------------

        Net cash used in operating activities          (1,438,687)       (778,988)     (5,474,307)
                                                     -------------   -------------   -------------

Cash flows from investing activities:
  Purchases of equipment                                  (16,866)        (71,805)       (260,146)
  Sale of equipment                                         1,000              --           1,000
                                                     -------------   -------------   -------------

        Net cash used in investing activities             (15,866)        (71,805)       (259,146)
                                                     -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                      250,000       2,329,858       5,156,096
  Proceeds from sale of preferred stock                        --              --         186,500
  Cash received in advance of sale of common stock             --          97,985              --
  Proceeds from borrowings                                500,000              --         500,000
                                                     -------------   -------------   -------------

        Net cash provided by financing activities         750,000       2,427,843       5,842,596
                                                     -------------   -------------   -------------

        Net increase (decrease) in cash                  (704,553)      1,577,050         109,143

Cash at beginning of period                               813,696         548,781              --
                                                     -------------   -------------   -------------

Cash at end of period                                $    109,143    $  2,125,831    $    109,143
                                                     =============   =============   =============

Interest paid                                        $         96    $         44    $        668
Income taxes paid                                    $         --    $         --    $      3,282

Non-cash investing and financing activities:
  In-process research and development
  acquired for common stock                          $         --    $         --    $  2,067,518
  Common stock issued as commission for
  offering of common stock                                729,129              --         729,129
  Warrants issued in debt transaction                      38,700              --          38,700


                           See notes to consolidated financial statements

                                                 4

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

MicroIslet is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former shareholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed financial information presented herein includes the financial results of MSLT-Delaware, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through June 30, 2002. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to June 30, 2003, and the financial results of the Company for the post-Merger period from April 24, 2002 through June 30, 2003.

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

The consolidated results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $737,225 for the second quarter of 2003, and had an accumulated deficit of $13.6 million as of June 30, 2003. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. On April 1, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital agreed to buy up to $12.0 million of common stock over a period of up to 30 months. As of July 30, 2003 funding under such agreement has not commenced. The amount and timing of proceeds the Company will receive under such agreement is uncertain. Fusion Capital is not obligated to purchase shares of Common Stock unless the purchase price as calculated under the purchase agreement is at least $0.50 per share. As of July 30, 2003, this condition is not satisfied. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 10,000 shares for expense reimbursement and 491,468 commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 6,000,000 shares of our common stock. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002. As of July 30, 2003 funding under such agreement has not commenced.

On April 11, 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch, who beneficially owns approximately 7.8% of our shares, for working capital needs. The loan bears interest at an annual rate of 4.25%. The principal and accrued interest were due August 9, 2003. The Company is currently discussing an extension or conversion of this debt with the lender. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share. The Company has valued the warrant at approximately $61,000. This valuation was determined using the Black-Scholes option pricing model using the ten year life of the warrant, an annual risk free rate of return of 4.25%, volatility of 109% and no dividends. Such amount will be amortized as interest expense over the term the loan.

On May 12, 2003 we borrowed an additional $200,000 from the same trust. The loan bears interest at an annual rate of 4.25%, with principal and accrued interest due September 9, 2003. The Company is currently discussing an extension or conversion of this debt with the lender. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.85 per share. The Company has valued the warrant at approximately $35,000. This valuation was determined using the Black-Scholes option pricing model using the ten year life of the warrant, an annual risk free rate of return of 4.25%, volatility of 109% and no dividends. Such amount will be amortized as interest expense over the term the loan.

On June 20, 2003 the Company received $250,000 from the Juvenile Diabetes Research Foundation to fund its research and development program. In exchange for this funding the Company has issued 500,000 shares of its Common Stock.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the third quarter of 2003. The Company intends to continue to raise additional debt or equity financing to sustain its operations and/or to sell common stock to Fusion Capital.

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

                                      For the three month period ended    For the six month period ended
                                         ---------------------------       ---------------------------
                                        June 30, 2003   June 30, 2002      June 30, 2003  June 30, 2002
                                         ------------   ------------       ------------   ------------

Net loss, as reported                    $  (737,225)   $(4,291,619)       $(1,571,383)   $(4,828,826)

Add: Total stock-based compensation
  under APB 25                                56,213         56,213            112,426        116,276
Deduct: Stock-based employee compensation
  expense determined under the
  fair value method for all awards          (307,084)      (187,318)          (592,470)      (343,624)
                                         ------------   ------------       ------------   ------------

Net loss, pro forma                      $  (988,096)   $(4,422,634)       $(2,051,427)   $(5,056,174)
                                         ============   ============       ============   ============

Net loss per share, as reported:
  Basic and diluted                      $      (.04)   $      (.21)       $      (.07)   $      (.25)
                                         ============   ============       ============   ============

Net loss per share, pro forma:
  Basic and diluted                      $      (.05)   $      (.21)       $      (.09)   $      (.27)
                                         ============   ============       ============   ============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                 For the three month period ended    For the six month period ended
                                    ---------------------------       ---------------------------
                                   June 30, 2003   June 30, 2002      June 30, 2003  June 30, 2002
                                    ------------   ------------       ------------   ------------

Risk free interest rate                  3%            4.4%                3%            4.4%
Dividend yield                           --            --                  --            --
Volatility                              109%           80%                109%           80%
Weighted average expected life        10 years       10 years           10 years       10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

OVERVIEW

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants; we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs, and we will need to raise additional capital during the next twelve months to meet operating costs. At June 30, 2003, we had an accumulated deficit of approximately $13.6 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain. As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements for the year ended December 31, 2002 substantial doubt about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

         In June 2003, we received preliminary data from The Scripps Research Institute (TSRI) showing interim results of transplants using our proprietary technology in approximately 50 small animals. The study utilized chemically-induced, non-obese, severe combined immunodeficiency disease (NOD/SCID) diabetic mice. These animals were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. As of July 30, 2003, the grafts have remained functional for up to fourteen weeks after implantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

         The preliminary data allow the following conclusions:

o    Pig islet isolation can be done consistently and with biological efficacy.
o Our pig islet encapsulation technology preserves islet function and permits extended survival in an immunodeficient animal model of diabetes.
o Chemically induced diabetes can be reversed with as few as 500 IEQ (islet equivalent units) of encapsulated pig islets in this model.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for our interim periods beginning January 1, 2003. We currently account for stock-based employee compensation under the intrinsic value method in accordance with APB 25. We do not plan to voluntarily change our method of accounting, but had implemented the amended disclosure requirements as of June 30, 2003. See note 2 to the financial statements for further information.

Allocation of Costs
-------------------
         We allocate certain indirect costs associated with support activities such as the rent and utilities for facilities. These costs are allocated between research and development expense and general and administrative expense based on headcount and/or square footage.

RESULTS OF OPERATIONS

         Grant revenue for the three month periods ended June 30, 2003 and June 30, 2002 was $49,970 and $20,617, respectively, consisting entirely of research grants. The increase is the result of a new Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) which began on June 1, 2003.

         General and administrative expenses decreased to $458,005 for the three month period ended June 30, 2003 from $3,896,299 for the three month period ended June 30, 2002, primarily due the expense for issuance of warrants in advance of our merger transaction in 2002. Research and development expenses decreased to $267,057 for the three month period ended June 30, 2003 from $422,809 for the three month period ended June 30, 2002, reflecting lower expense for stock options issued as compensation to our external advisors.

         Our net loss was $737,225, or $0.04 per common share for the three month period ended June 30, 2003 and $4,291,619, or $0.21 per common share for the three month period ended June 30, 2002. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         We and MSLT Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2003, have netted approximately $5.3 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. These financing sources have historically allowed us to maintain adequate levels of cash and other liquid investments.

         Our combined cash and cash equivalents totaled $109,143 at June 30, 2003, a decrease of $704,553 from December 31, 2002. The primary uses of cash and cash equivalents during the three month period ended June 30, 2003 included $1,438,687 to finance our operations and working capital requirements, and $16,866 in capital equipment purchases.

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

         On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sales price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 10,000 shares for expense reimbursement and 491,468 commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 6,000,000 shares of our common stock. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002. As of July 30, 2003 funding under such agreement has not commenced.

         Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. As of July 30, 2003, the purchase price would be less than $0.50 per share, and Fusion Capital will not be obligated to purchase shares unless and until the purchase price would be greater than $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain.

         On April 11, 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch, who beneficially owns approximately 7.8% of our shares, for working capital needs. The loan bears interest at an annual rate of 4.25%. The principal and accrued interest were due August 9, 2003. The Company is currently discussing an extension or conversion of this debt with the lender. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share.

         On May 12, 2003 we borrowed an additional $200,000 from the same trust. The loan bears interest at an annual rate of 4.25%, with principal and accrued interest due September 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.85 per share.

         On June 20, 2003 the Company received $250,000 from the Juvenile Diabetes Research Foundation to fund its research and development program. In exchange for this funding the Company has issued 500,000 shares of its Common Stock.

         We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into the third quarter of 2003. We do not currently have a source of funds to repay the loans from Mr. Hagenbuch on the stated due dates. We are negotiating with the lender to extend the maturity dates of such loans, or convert such loans to equity, although there currently are no binding agreements to do so. We are currently pursuing additional sources of financing. If we cannot obtain additional funding during August of 2003, we will make reductions in the scope and size of our operations and may curtail activities in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions which could be negatively impacted by the matters discussed under this heading and under the caption "Business Risks" below. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern.

         We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidate. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or the entire technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Business Risks" below.

PLAN OF OPERATION

         We have budgeted our total costs for our operations for the next twelve months at $6.1 million. We believe however that the costs of initial preclinical studies and the preparation for human clinical trials could range from $12 to $15 million. If we are not able to raise at least $5 million during the next twelve months through the sale of securities or through other means such as research grants, we will not be able to complete initial preclinical studies or any other research and development which depends on the results of initial preclinical studies. In such case, we may be required to sell or license some or all of our technology or assets or curtail or cease operations. The actual amount of funds required within the next twelve months, and the amount required to complete initial feasibility studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

         The $6.1 million we have budgeted for the next twelve months is divided into the following categories:

CATEGORY                                  ESTIMATED COST
--------                                  --------------
Personnel                                    $2,142,000
Advisory board                               $  162,000
Sponsored research                           $1,300,000
Outside consultants and services             $  800,000
Supplies and materials                       $  604,000
Travel and entertainment                     $  184,000
Facilities                                   $  381,000
General and administrative                   $  527,000
                                             -----------
Total                                        $6,100,000
                                             ===========

         The actual costs within each category, and the total costs for initial preclinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

         Our initial preclinical studies will consist of cell transplantation studies primarily involving rats mice and/or non-human primates. These studies will use non-encapsulated and encapsulated animal islet cells. The encapsulated cells will be isolated and encapsulated by us using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory. This work will be conducted by our research and development team at our facility with assistance from outside contractors and two to five additional employees we expect to hire.

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

                                                                                            ESTIMATED COST OF
                                                                      ESTIMATED TIME OF      ACHIEVING EACH
MILESTONE                                                               COMPLETION               MILESTONE
---------                                                               ----------               ---------
Testing viability and functionality of encapsulated islets in vitro   3rd Quarter 2003      $1 to $1.4 million
and in small animals

Testing viability and functionality of encapsulated islets in vitro   2nd Quarter 2004      $3 to $4.7 million
and in non-human primates

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

INITIATE AND COMPLETE PHASE II HUMAN CLINICAL TRIALS. The second              2007                   Unknown
phase involves further safety testing, and an evaluation of
efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE AND COMPLETE PHASE III HUMAN CLINICAL TRIALS. These               2008-2009                 Unknown
studies are usually randomized, double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling.
Because of the scope and the number of patients involved, significant capital is required for these trials.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA         2010 or later               Unknown
FOR APPROVAL. Once the clinical investigations are complete, we intend to submit an application to the FDA including all of our clinical and preclinical data.

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

We have experienced significant operating losses in each period since our inception. As of June 30, 2003, we have incurred total losses of $13.6 million. Due to those losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock, the factors listed above and other factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain effective. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $12.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL. FUSION CAPITAL IS NOT CURRENTLY OBLIGATED TO PURCHASE SHARES.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. As of July 30, 2003, the purchase price would be less than $0.50 per share, and Fusion will not be obligated to purchase shares unless and until the purchase price will be greater than $0.50 per share. Since we registered 6,000,000 purchase shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $12.0 million without registering additional shares of common stock. Assuming a purchase price of $0.50 per share and the purchase by Fusion Capital of the full 6,000,000 shares under the common stock purchase agreement, proceeds to us would only be $3.0 million unless we choose to register more than 6,000,000 shares, which we have the right, but not the obligation, to do.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, who beneficially owns approximately 7.8% of our shares, made short term loans to us for a total of $500,000 on April 11, 2003 and May 12, 2003 to meet working capital needs. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, directors, or other stockholders (other than Fusion Capital under the common stock purchase agreement) is under any obligation to continue to provide cash to meet our future liquidity needs.

WE DO NOT HAVE SUFFICIENT FUNDS TO PAY THE BALANCE ON PROMISSORY NOTES DUE AUGUST 9, 2003 AND SEPTEMBER 9, 2003.

We have issued promissory notes in the aggregate face amount of $500,000, $300,000 of which matured on August 9, 2003 and $200,000 of which matures on September 9, 2003. We do not currently have sufficient funds to make the required maturity payments. If we do not have sufficient funds and we and the holder do not agree to extend or convert the notes, the holder could declare the notes in default. Although the notes are unsecured, the holder could obtain a judgment and enforce that judgment by taking control of some or all of our assets. Even if we raise sufficient funds to pay these notes, such payments could impair our ability to meet other critical operating expenses, and could require us to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our technologies are still in the early stages of development. We are currently working to develop our first product, MicroIslet-PTM. This product may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of this product or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended June 30, 2003, the average daily trading volume of our stock was approximately 20,500 shares and the shares traded as low as $0.37 and as high as $1.50 per share. There were seventeen days during that quarter when the trading volume of our stock was under 1,000 shares. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 3,012,593 shares outstanding that have exercise prices at or below the recent market price of our recent stock of $0.45 per share. We have options and warrants for 1,181,074 shares outstanding at prices above the recent $0.45 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our executive officers, directors and their affiliates beneficially own or control approximately 44 percent of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before September 30, 2003). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors will be able to determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above which occurred during the period covered by this report which have affected or are reasonably likely to affect our internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sales price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 10,000 shares for expense reimbursement and 491,468 commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 6,000,000 shares of our common stock. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002. As of July 30, 2003 funding under such agreement has not commenced.

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. As of July 30, 2003, the purchase price would be less than $0.50 per share, and Fusion Capital will not be obligated to purchase shares unless and until the purchase price would be greater than $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain.

We did not register under the Securities Act of 1933 the shares of common stock issued to Fusion Capital under the common stock purchase agreement, or Fusion Capital's commitment to purchase additional shares of common stock. Fusion Capital is an accredited investor, and we relied on Rule 506 of Regulation D under the Securities Act to issue shares to Fusion Capital and secure its commitment to purchase additional shares. Fusion Capital has acknowledged to us the restricted nature of the securities issued to it, and its obligations under the Securities Act with respect to the resale of such securities.

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

On May 12, 2003 we borrowed an additional $200,000 from the same trust. The loan bears interest at an annual rate of 4.25%, with principal and accrued interest due September 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.85 per share.

On June 20, 2003 the Company received $250,000 from the Juvenile Diabetes Research Foundation (JDRF) to fund its research and development program. In exchange for this funding the Company has issued 500,000 shares of its Common Stock.

We did not register under the Securities Act the notes or the warrants sold to Mr. Hagenbuch, or the shares of common stock issued to JDRF. Mr. Hagenbuch and JDRF are accredited investors, and we relied on Rule 506 of Regulation D under the Securities Act to issue these securities. An appropriate legend was placed on the warrants and will be placed on the shares issuable upon exercise of the warrants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of MicroIslet, Inc. was held on May 29, 2003, at 530 B Street, San Diego, California. Matters voted on and approved at that meeting were: (i) the election of five (5) directors, and (ii) the ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2003.

Proposal I. Election of Directors

     Tabulations for each individual director were as follows:

            DIRECTOR                                    FOR            WITHHELD
            -------------------------------          ----------        --------
            John F. Steel IV                         14,034,812           --
            Hartoun Hartounian, Ph.D.                14,034,812           --
            Robert W. Anderson, M.D.                 14,034,812           --
            James E. Gavin III, M.D., Ph.D.          14,034,812           --
            Steven T. Frankel                        14,034,812           --

Proposal II. Ratification of the selection of Deloitte & Touche LLP as independent auditors

     Tabulations for this proposal were as follows:

                                                                      BROKER
                FOR            AGAINST           ABSTAIN             NON-VOTE
            ----------         -------           -------             --------

            14,034,812           --                --                   --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 Common Stock Purchase Agreement between the Registrant and Fusion Capital Fund II, LLC dated April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 2, 2003).

10.2 Registration Rights Agreement between the Registrant and Fusion Capital Fund II, LLC dated April 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed April 2, 2003).

10.3 120 Day Note, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant's Form SB-2 filed April 15, 2003).

10.4 Warrant Agreement, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.19 to the Registrant's Form SB-2 filed April 15, 2003).

10.5 120 Day Note, dated May 12, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 13,
           2003).

10.6       Warrant Agreement, dated May 12, 2003 between the Registrant and John
           J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 13,
           2003).

31 Certifications of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

b. REPORTS ON FORM 8-K.

On April 2, 2003, we filed a current report on Form 8-K containing disclosure in Items 5 and 7.

On May 13, 2003, we filed a current report on Form 8-K containing disclosure in Items 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROISLET, INC.

August 15, 2003              /s/ John F. Steel IV
                             ---------------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

August 15, 2003              /s/ William G. Kachioff
                             ---------------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial officer)