Form 10KSB/A
period 2002-12-31
MICROISLET INC
filed 2003-09-26
CIK 1092050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment No. 1)

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

--------------------------------------------------------------------------------

Explanatory Note:

This Form 10-K/A is filed to correct the opinion of Levitz, Zacks & Ciceric concerning the Registrant's financial statements as of and for the year ended December 31, 2001 and for the period from inception (November 10, 1998) to December 31, 2001. In accordance with Rule 12b-15 under the Securities Exchange Act, the complete text of Part II, Item 7 is included. The report on Controls and Procedures of Part III, Item 14 is also included. This report does not attempt to update the information included herein beyond the original filing date.

PART II

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin on page F-1 and are located following the signature page and officer certifications.

PART III

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

                                   Date:  September 26, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

          Signature                                Title                           Date
          ---------                                -----                           ----

/S/ John F. Steel IV                   Chairman and Chief Executive Officer   September 26, 2003
------------------------------         (Principal Executive Officer)
John F. Steel IV

/S/ William G. Kachioff                Vice President, Finance and Chief      September 26, 2003
------------------------------         Financial Officer
William G. Kachioff                    (Principal Financial and Accounting
                                       Officer)

/S/ Hartoun Hartounian, Ph.D.          President, Chief Operating Officer     September 26, 2003
------------------------------         and Director
Hartoun Hartounian, Ph.D.

/S/        *                           Director                               September 26, 2003
------------------------------
Robert W. Anderson, M.D.

/S/        *                           Director                               September 26, 2003
------------------------------
James R. Gavin III, M.D., Ph.D.

/S/        *                           Director                               September 26, 2003
------------------------------
Steven T. Frankel

* By John F. Steel IV, Attorney In Fact

                                 CERTIFICATIONS

I,   John F. Steel IV, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB/A of MicroIslet, Inc.;

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

Dated: September 26, 2003

/S/ John F. Steel IV
----------------------------------
John F. Steel IV
Chairman and Chief Executive Officer (Principal Executive Officer)

I,   William G. Kachioff, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB/A of MicroIslet, Inc.;

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

Dated: September 26, 2003

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
                                                    Fax# (619) 696-8614
                                                    MAIL@LZC.COM

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MICROISLET, INC.
San Diego, California

We have audited the accompanying balance sheet of MicroIslet, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, and for the period from August 21, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroIslet, Inc. (a development stage company) at December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, and for the period from August 21, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States. As discussed in Note 12, the financial statements for 2001 have been restated.

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