Form 10QSB
period 2003-09-30
MICROISLET INC
filed 2003-11-13
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

                                 YES /X/ NO / /

  At November 6, 2003, 28,133,719 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                                   PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          MicroIslet, Inc.
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets


                                                                 September 30,      December 31,
                                                                     2003               2002
                                                                 (unaudited)
ASSETS

Current Assets:
   Cash                                                          $    273,102       $    813,696
   Accounts receivable                                                 55,241             35,047
   Prepaid expenses                                                   127,777            110,469
                                                                 -------------      -------------

       Total current assets                                           456,120            959,212

Equipment, net                                                        144,661            167,074
Patent, net                                                            11,641             11,996
Deposits and other assets                                              82,310             50,210
                                                                 -------------      -------------

       Total assets                                              $    694,732       $  1,188,492
                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Research expenses due to stockholder                          $    230,000       $    230,000
   Loans from stockholders                                            534,300                 --
   Deferred grant revenue                                               3,834             40,352
   Accounts payable and accrued expenses                              296,394            435,303
                                                                 -------------      -------------

       Total current liabilities                                    1,064,528            705,655
                                                                 -------------      -------------

Stockholders' Equity (Deficit):

   Common stock - $.001 par value: 50,000,000 shares
     authorized; 25,316,198 and 22,658,592 shares
     issued and outstanding  at September 30, 2003 and
     December 31, 2002 respectively                                    25,316             22,659
   Additional paid-in capital                                      13,976,846         12,498,419
   Deficit accumulated during the development stage               (14,371,958)       (12,038,241)
                                                                 -------------      -------------

       Total stockholders' equity (deficit)                          (369,796)           482,837
                                                                 -------------      -------------

       Total liabilities and stockholders' equity (deficit)      $    694,732       $  1,188,492
                                                                 =============      =============

                           See notes to consolidated financial statements.

                                                         MicroIslet, Inc.
                                                   (A Development Stage Company)
                                         Consolidated Statements of Operations (unaudited)

                                                 Three Months Ended                  Nine Months Ended           August 21, 1998
                                                    September 30,                       September 30,            (Inception) to
                                               2003               2002             2003              2002         Sept. 30, 2003
                                           -------------     -------------     -------------     -------------     -------------
   Grant revenue                           $     90,242      $     51,972      $    215,780      $    102,041      $    369,713

Expenses:
   Research and development expenses            457,800           124,568         1,127,254           891,454         6,992,586
   General and administrative expenses          334,702           570,843         1,297,961         4,691,242         7,658,467
                                           -------------     -------------     -------------     -------------     -------------
Operating expenses                              792,502           695,411         2,425,215         5,582,696        14,651,053
                                           -------------     -------------     -------------     -------------     -------------

       Loss from operations                    (702,260)         (643,439)       (2,209,435)       (5,480,655)      (14,281,340)
                                           -------------     -------------     -------------     -------------     -------------

Other income (expense):
   Interest income                                  222             7,094             2,027            15,573            52,310
   Interest expense                             (60,296)             (127)         (119,787)             (216)         (138,725)
   Other                                             --                --            (6,522)               --            (4,203)
                                           -------------     -------------     -------------     -------------     -------------
       Total other income (expense)             (60,074)            6,967          (124,282)           15,357           (90,618)
                                           -------------     -------------     -------------     -------------     -------------

       Net loss                            $   (762,334)     $   (636,472)     $ (2,333,717)     $ (5,465,298)     $(14,371,958)
                                           =============     =============     =============     =============     =============

Basic and diluted net loss per share       $       (.03)     $       (.03)     $       (.10)     $       (.27)     $       (.73)
                                           =============     =============     =============     =============     =============

Weighted average number of shares
   outstanding used in calculation           23,853,399        20,905,475        23,365,806        20,321,103        19,566,820
                                           =============     =============     =============     =============     =============

                                          See notes to consolidated financial statements.
                                                                3


                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                                    Consolidated Statements of Cash Flows (unaudited)


                                                         Nine Months      Nine Months     August 21, 1998
                                                            Ended             Ended        (Inception) to
                                                        Sept.30, 2003     Sept.30, 2002     Sept.30, 2003
                                                        -------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                             $ (2,333,717)     $ (5,465,298)     $(14,371,958)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Warrant interest expense                                110,200                --           110,200
     Warrant compensation expense                                 --         3,477,723         3,477,723
     In process research and development
       acquired for common stock                                  --                --         2,067,518
     Compensation paid with stock options                    193,691           318,743         2,076,932
     Depreciation and amortization                            35,110            24,377            96,706
   Loss on disposal of equipment                               2,195            14,726            17,279
Changes in operating assets and liabilities:
   Deposits and other assets                                      --           (49,466)          (62,680)
   Accounts receivable                                       (20,194)          (47,000)          (55,241)
   Prepaid expenses                                          (17,308)         (143,924)         (127,777)
   Deferred grant revenue                                    (36,518)           40,352             3,834
   Accounts payable and accrued expenses                      70,391           351,849           505,694
   Research expenses due to shareholder                           --           (10,000)          230,000
                                                        -------------     -------------     -------------

     Net cash used in operating activities                (1,996,150)       (1,487,918)       (6,031,770)
                                                        -------------     -------------     -------------

Cash flows from investing activities:
   Purchases of equipment                                    (15,537)          (72,853)         (258,817)
   Proceeds from sale of equipment                             1,000                --             1,000
                                                        -------------     -------------     -------------
     Net cash used in investing activities                   (14,537)          (72,853)         (257,817)
                                                        -------------     -------------     -------------

Cash flows from financing activities:
   Proceeds from sale of common stock                        945,093         2,418,058         5,851,189
   Proceeds from sale of preferred stock                          --                --           186,500
   Cash received in advance of sale of common stock               --                --                --
   Proceeds from borrowings from stockholders                525,000                --           525,000
                                                        -------------     -------------     -------------
     Net cash provided by financing activities             1,470,093         2,418,058         6,562,689
                                                        -------------     -------------     -------------

     Net increase (decrease) in cash                        (540,594)          857,287           273,102

Cash at beginning of period                                  813,696           548,781                --
                                                        -------------     -------------     -------------

Cash at end of period                                   $    273,102      $  1,406,068      $    273,102
                                                        =============     =============     =============

Interest paid                                           $         87      $        127      $        659
Income taxes paid                                       $         --      $      3,282      $      3,282

Non-cash investing and financing activities:
   In-process research and development
     acquired for common stock                          $         --      $         --      $  2,067,518
   Common stock issued as commission for
     offering of common stock                                200,000                --           929,129
   Warrants issued in debt transaction                       142,300                --           142,300

                                     See notes to consolidated financial statements.
                                                           4

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet, Inc., a Delaware corporation ("MSLT-Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MSLT-Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed financial information presented herein includes the financial results of MSLT-Delaware, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through September 30, 2002. The financial information from inception includes the financial results of MSLT-Delaware from its inception on August 21, 1998 to September 30, 2003, and the financial results of the Company for the post-Merger period from April 24, 2002 through September 30, 2003.

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

The consolidated results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $762,334 for the third quarter of 2003, and had an accumulated deficit of $14.4 million as of September 30, 2003. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The business plan is subject to continued agreement of future funding by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. On April 1, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital agreed to buy up to $12.0 million of common stock over a period of up to 30 months. The amount and timing of proceeds the Company will receive under such agreement is uncertain. Fusion Capital is not obligated to purchase shares of Common Stock unless the purchase price as calculated under the purchase agreement is at least $0.50 per share. In addition to the 10,000 shares for expense reimbursement and 491,468 commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 6,000,000 shares of our common stock. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2003. As of October 31, 2003 the Company has sold 1,017,506 shares to Fusion Capital under this agreement for total proceeds of approximately $560,000.

On September 4, 2003, and September 9, 2003 we sold to certain investors an aggregate of 1,000,600 shares of common stock at a purchase price of $0.50 per share. The gross proceeds received from these financings were $500,300. The Company paid a placement fee of 11% of the gross proceeds. Net proceeds of the financings are expected to be used for working capital purposes.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the fourth quarter of 2003. The Company intends to sell common stock to Fusion Capital, and/or to raise additional debt or equity financing in order to sustain its operations. See note 5 below.

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

                                                  For the three months ended        For the nine months ended
                                                  --------------------------        -------------------------

                                               Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003   Sept. 30, 2002
                                               --------------   --------------   --------------   --------------
Net loss, as reported                           $  (762,334)     $  (636,472)     $(2,333,717)     $(5,465,298)

Add: Total stock-based compensation expense
   under APB 25                                      44,662           56,213          157,088          172,488
Deduct: Stock-based compensation
   expense determined under the
   fair value method for all awards                (349,531)        (252,160)        (942,001)        (595,784)
                                                ------------     ------------     ------------     ------------

Net loss, pro forma                             $(1,067,203)     $  (832,419)     $(3,118,630)     $(5,888,594)
                                                ============     ============     ============     ============

Net loss per share, as reported:
    Basic and diluted                           $      (.03)     $      (.03)     $      (.10)     $      (.27)
                                                ============     ============     ============     ============

Net loss per share, pro forma:
    Basic and diluted                           $      (.04)     $      (.04)     $      (.13)     $      (.29)
                                                ============     ============     ============     ============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                           For the three month period ended          For the nine month period ended
                                           --------------------------------          -------------------------------

                                         Sept. 30, 2003        Sept. 30, 2002      Sept. 30, 2003        Sept. 30, 2002
                                         --------------        --------------      --------------        --------------
Risk free interest rate                           3%                  4.4%                   3%                   4.4%
Dividend yield                                    --                    --                   --                     --
Volatility                                      115%                   80%                 115%                    80%
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

NOTE 4 - RELATED PARTIES

In April 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch for working capital needs. At the time, Mr. Hagenbuch controlled approximately 7.6% of our common stock. Mr. Hagenbuch is the brother-in-law of John F. Steel IV, our Chairman and Chief Executive Officer. The loan accrued interest at an annual rate of 4.25%, with principal and accrued interest originally due August 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share. The lender extended the maturity date of the loan to December 7, 2003. As consideration for the loan extension, we issued the lender an additional ten-year warrant exercisable for 50,000 shares of our common stock at an exercise price of $0.50 per share.

In May 2003, we borrowed an additional $200,000 from the same trust. The loan accrued interest at an annual rate of 4.25%, with principal and accrued interest originally due September 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.85 per share. The lender extended the maturity date of the loan to January 8, 2004. As consideration for the loan extension, we issued the lender a ten-year warrant exercisable for 50,000 shares of our common stock at an exercise price of $0.50 per share. Subsequent to September 30, 2003, the April 2003 and May 2003 loan amounts were applied to the purchase of common stock and warrants as described in Note 5 below.

In August 2003, we borrowed $25,000 from John F. Steel IV, our Chairman and Chief Executive Officer. This debt is non-interest bearing and payable upon demand.

NOTE 5 - SUBSEQUENT EVENTS

From October 31, 2003 to November 4, 2003 we sold to certain investors an aggregate of 2,402,200 shares of common stock at a purchase price of $0.50 per share (the "Financing"). Each investor in the Financing was also granted a warrant to purchase a number of shares of common stock equal to forty percent (40%) of the shares purchased by that investor in the Financing. Each warrant is exercisable until October 31, 2006 at a price of $1.00 per share. We also granted to a placement agent a warrant to purchase 64,800 shares of common stock on the same terms as the warrants granted to the investors. In total, we issued warrants exercisable for an aggregate of 1,025,680 shares. We also agreed to pay a cash placement agent fee of $37,800.

Of the shares sold in the Financing, 1,322,200 were sold to a trust affiliated with Mr. Hagenbuch. 300,000 of these shares were purchased by Mr. Hagenbuch for cash. The remaining 1,022,200 shares sold to Mr. Hagenbuch's trust were in exchange for the cancellation of two promissory notes held by the trust as described in Note 4 above. At the time of the exchange, the two notes had a combined principal and interest balance of $511,100.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         Although we are no longer a "blank check" company following our acquisition of MSLT Delaware, an operating entity, we remain in the development stage. We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs, and we will need to raise additional capital during the next twelve months to meet operating costs. At September 30, 2003, we had an accumulated deficit of approximately $14.4 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain. As a result of our need for capital and our net losses to date, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 substantial doubt about our ability to continue as a going concern.

         Our acquisition of MSLT Delaware was completed on April 24, 2002. We issued new shares of our common stock to the stockholders of MSLT Delaware in exchange for all the outstanding common stock and preferred stock of MSLT Delaware. The acquisition was accounted for as a reverse acquisition because former stockholders of MSLT Delaware owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, MSLT Delaware is deemed to have acquired ALD Services and therefore all financial information presented in this report for periods prior to April 24, 2002 represents the results of operations of MSLT Delaware.

         Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

PLAN OF OPERATION

         We have budgeted our total costs for our operations for the next twelve months at $6.1 million. We believe however that the costs of initial pre-clinical studies and the preparation for human clinical trials could range from $12 to $19 million as further explained in the milestone table below. If we are not able to raise at least $4-6 million during the next twelve months through the sale of securities or through other means such as research grants, we will not be able to complete initial pre-clinical studies or any other research and development which depends on the results of initial pre-clinical studies. In such case, we may be required to sell or license some or all of our technology or assets or curtail or cease operations. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

         The $6.1 million we have budgeted for the next twelve months is divided into the following categories:

CATEGORY                                  ESTIMATED COST
--------                                  --------------
Personnel                                    $2,262,000
Advisory board                                  162,000
Sponsored research                            1,375,000
Outside consultants and services                625,000
Supplies and materials                          604,000
Travel and entertainment                        184,000
Facilities                                      381,000
General and administrative                      527,000
                                             -----------
Total                                        $6,120,000
                                             ===========

         The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

         Our initial pre-clinical studies will consist of cell transplantation studies primarily involving small animals such as rats and mice and/or large animals such as dogs and non-human primates. These studies will use non-encapsulated and encapsulated animal islet cells. The encapsulated cells will be isolated and encapsulated by us using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory. This work will be conducted by our research and development team at our facility with assistance from outside contractors and two to five additional employees we expect to hire.

         The transplantation surgery and subsequent monitoring is expected to take place at one or more academic institutions with which we have relationships through our Scientific Advisory Board. Together with these collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. Through these activities, we are planning to establish the efficacy of the concepts behind our product candidate in animals. The following are the milestones associated with our initial efficacy studies, and the estimated time of completion and estimated cost of each:

                                                                          ESTIMATED TIME OF         ESTIMATED COST OF
MILESTONE                                                                     COMPLETION        ACHIEVING EACH MILESTONE
---------                                                                     ----------        ------------------------
Testing viability and functionality of non-encapsulated islets in          4th Quarter 2003        $1 to $1.4 million
vitro and in small animals

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

         The following chart is a summary of the significant milestones our management believes we will have to meet after successfully completing initial efficacy studies in order to begin and complete clinical human trials, and eventually to generate revenue from the sale of our product candidates. The chart also includes the estimated cost of achieving each milestone.

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

RECENT DEVELOPMENTS

         In September 2003, we received preliminary data from The Scripps Research Institute (TSRI) showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-diabetic NOD/SCID mice as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. As of October 31, 2003, the grafts have remained functional for up to 180 days after implantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

         The preliminary data allow the following conclusions:

         o Pig islet encapsulation technology we have developed preserves islet function and permits extended survival in an immunodeficient and immunocompetent animal model of diabetes.

         o These transplants resulted in a prompt return to normoglycemia occurring in 100% of the animals within a week of transplantation and continuing for the duration of the study demonstrating that the islet isolation and processing produced viable and functional graft tissue.

         o Chemically induced diabetes can be reversed with as few as 500 IEQ (islet equivalent units) of encapsulated pig islets in this model.

         Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

RESULTS OF OPERATIONS

         Grant revenue for the three month periods ended September 30, 2003 and September 30, 2002 was $90,242 and $51,972, respectively. Grant revenue for the nine month periods ended September 30, 2003 and September 30, 2002 was $215,780 and $102,041, respectively. Our revenue during these periods has consisted entirely of research grants. The increase from the prior year periods is the result of a new Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) which began on June 1, 2003.

         General and administrative expenses decreased to $334,702 for the three month period ended September 30, 2003 from $570,843 for the three month period ended September 30, 2002, primarily due significantly lower legal and accounting expenses. General and administrative expenses decreased to $1,297,961 for the nine month period ended September 30, 2003 from $4,691,242 for the nine month period ended September 30, 2002 primarily due to the expenses in the 2002 period for warrants issued in our Merger described above. Research and development expenses increased to $457,800 for the three month period ended September 30, 2003 from $124,568 for the three month period ended September 30, 2002, reflecting higher expenses relating to the enhancement of our scientific programs through our collaboration with The Scripps Research Institute and higher levels of activities in our laboratories. Research and development expenses increased to $1,127,254 for the nine month period ended September 30, 2003 from $891,454 for the same period in 2002 also due to expanded laboratory activities.

         Our net loss was $762,334 or $0.03 per common share for the three month period ended September 30, 2003 and $636,472 or $0.03 per common share for the three month period ended September 30, 2002. Net loss for the nine month period ended September 30, 2003 was $2,333,717 or $0.10 per common share and $5,465,298 or $0.27 per common share for the same period in 2002. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         We and MSLT Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through September 30, 2003, have netted approximately $6.1 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

         Our combined cash and cash equivalents totaled $273,102 at September 30, 2003, a decrease of $540,594 from December 31, 2002. The primary uses of cash and cash equivalents during the nine month period ended September 30, 2003 included $1,996,150 to finance our operations and working capital requirements.

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

FUSION CAPITAL

         On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. In addition to the 10,000 shares for expense reimbursement and 491,468 commitment shares, the Board of Directors has authorized the issuance and sale to Fusion Capital of up to 6,000,000 shares of our common stock. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2003.

         Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of October 31, 2003 the Company has sold 1,017,506 shares to Fusion Capital under this agreement for total proceeds of approximately $560,000.

OTHER FINANCINGS

         In April 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch for working capital needs. The loan had an annual interest rate of 4.25%, with principal and accrued interest originally due August 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share. The lender agreed to extend the maturity date of the loan to December 7, 2003. As consideration for the loan extension, we issued the lender a ten-year warrant exercisable for 50,000 shares of our common stock at an exercise price of $0.50 per share.

         In May 2003, we borrowed an additional $200,000 from the same trust. The loan had an annual interest rate of 4.25%, with principal and accrued interest originally due September 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.85 per share. The lender agreed to extend the maturity date of the loan to January 8, 2004. As consideration for the loan extension, we issued the lender a ten-year warrant exercisable for 50,000 shares of our common stock at an exercise price of $0.50 per share. The April 2003 and May 2003 loan amounts have been applied to the purchase of common stock and warrants as described below.

         In June 2003, we received $250,000 from the Juvenile Diabetes Research Foundation to fund our research and development program. In exchange for this funding we issued 500,000 shares of common stock.

         In September 2003, we sold privately an aggregate of 1,000,600 shares of common stock at a purchase price of $0.50 per share to certain accredited investors. The gross proceeds received from these financings were $500,300. We paid a placement fee of 11% of the gross proceeds to ASA Investments, Inc.

         In October and November 2003, we sold privately an aggregate of 2,402,200 shares of common stock at a purchase price of $0.50 per share to certain accredited investors. These investors were also granted warrants to purchase an aggregate of 960,880 shares of our common stock at $1.00 per share until October 31, 2006. We paid a placement agent fee of $37,800 plus a three-year warrant to purchase 64,800 shares of common stock at $1.00 per share in connection with the sale of shares to certain of the investors. This warrant also expires on October 31, 2006.

         Included in the shares we sold during October and November 2003 are 1,022,200 shares issued to a trust affiliated with Mr. Hagenbuch in exchange for the cancellation of the loans described above. At that time, the two loans had a combined principal and interest balance of $511,100. The same trust also purchased for cash 300,000 shares in the offering.

         We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into the first quarter of 2004. We are currently pursuing additional sources of financing and subject to the limitations described above, expect additional funding from Fusion Capital. If we cannot obtain additional funding and funding from Fusion Capital becomes no longer available to us, we will make reductions in the scope and size of our operations and may curtail activities in order to conserve cash until such funding is obtained. These estimates are forward-looking statements based on certain assumptions that could be negatively affected by the matters discussed under this heading and under the caption "Business Risks" below. In order to grow and expand our business, and to introduce our product candidates into the marketplace, we will need to raise additional funds. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern.

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


CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2002 included in our annual report on Form 10-KSB for such period. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Grant Revenue
-------------

         We recognize grant revenue as qualifying research expenses are incurred.

Stock-based Compensation
------------------------

         We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we have not recognized compensation expense for stock option grants. We do, however, include pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         Deferred charges for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." (SFAS No. 148) SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for us for fiscal years ending after December 15, 2002. The interim reporting requirements are effective for our interim periods beginning January 1, 2003. We currently account for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. We do not plan to change voluntarily our method of accounting, but we have implemented the amended disclosure requirements. See note 2 to the financial statements for further information.

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

We have experienced significant operating losses in each period since our inception. As of September 30, 2003, we have incurred total losses of $14.4 million. Due to those losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our consolidated financial statements for the year ended December 31, 2002 a substantial doubt about our ability to continue as a going concern. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $12 million under a common stock purchase agreement. See "Management's Discussion and Analysis--Liquidation and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock, the factors listed above and other factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain effective. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $12.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. Since we registered 6,000,000 purchase shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $12.0 million without registering additional shares of common stock. Assuming a purchase price of $0.65 per share and the purchase by Fusion Capital of the full 6,000,000 shares under the common stock purchase agreement, proceeds to us would only be $3.9 million unless we choose to register more than 6,000,000 shares, which we have the right, but not the obligation, to do.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, a significant stockholder of our company, made short term loans to us for a total of $500,000 on April 11, 2003 and May 12, 2003 to meet working capital needs. In October 2003, the notes evidencing these loans were cancelled in exchange for shares of our common stock and warrants to purchase common stock. At the same time, Mr. Hagenbuch's trust purchased additional shares of our common stock for $150,000 cash. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, directors, or other stockholders (other than Fusion Capital under the common stock purchase agreement) are under any obligation to continue to provide cash to meet our future liquidity needs.

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

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies which have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

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

Our business involves the transplantation of animal cells into humans, a process known as xenotransplantation. Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA will require testing to determine whether infectious agents, including porcine endogenous retroviruses, also known as PERV, are present in patients who have received cells, tissues or organs from porcine sources. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans.

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

We are an early-stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently developing products that may compete with our potential products. We anticipate strong competition from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. We also expect to compete with other companies involved, like us, in the implantation of cells. These cells may be derived from animals, embryonic or adult stem cells, human cells or genetically altered cell lines.

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

RISKS RELATING TO OUR STOCK

FUTURE SALES OF OUR COMMON STOCK OR THE PERCEPTION THAT FUTURE SALES COULD OCCUR MAY CAUSE DILUTION. THE RESALE OF THE SHARES OF COMMON STOCK ACQUIRED OR TO BE ACQUIRED BY FUSION CAPITAL, AND BY OTHER INVESTORS IN RECENT FINANCINGS, COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

As of October 31, 2003 we have sold 1,017,506 shares of common stock to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital. The sales price for all additional shares of common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital will be registered for resale, so they will be freely tradable. The number of shares purchased by Fusion Capital will depend on whether we require Fusion Capital to purchase shares, and the price of our common stock. See "Management's Discussion and Analysis--Liquidity and Capital Resources--Fusion Capital." Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares will be sold to Fusion Capital from time to time and resold on the open market until October 2005. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline.

The sale of a substantial number of shares by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition to the shares issued or issuable to Fusion Capital, as of October 31, 2003, we have registered a total of 1,739,890 shares of our common stock this year for resale by private investors and service providers. The selling stockholders under our registration statements will be permitted to sell their registered shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. In addition, on November 4, 2003, we filed a registration statement to register 3,427,880 shares of our common stock for resale, including 1,025,680 shares that may be purchased under warrants issued by us to private investors and service providers in October and November 2003. We have also granted registration rights with respect to 1,500,000 shares that may be purchased under warrants issued to related party consultants in April 2002.

In addition, approximately 17.2 million shares of common stock issued to stockholders of MSLT Delaware in our business combination are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule.

Sales of shares pursuant to exercisable options and warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales of shares by Fusion Capital and other existing stockholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended September 30, 2003, the average daily trading volume of our stock was approximately 42,783 shares and the shares traded as low as $0.35 and as high as $0.85 per share. There were twelve days during that quarter when the trading volume of our stock was under 1,000 shares. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors and consultants at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options for approximately 3,706,422 shares outstanding that have exercise prices at or below the recent market price of our stock of $0.65 per share. We have options and warrants for 3,303,574 shares outstanding at prices above the current $0.65 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF PROPOSED ACCOUNTING REGULATIONS THAT REQUIRE COMPANIES TO EXPENSE STOCK OPTIONS ARE ADOPTED, OUR LOSSES MAY INCREASE AND OUR STOCK PRICE MAY DECLINE.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported losses may increase significantly and our stock price could decline.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

Our executive officers, directors and their affiliates beneficially own or control approximately 38% of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before December 31, 2003). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003, we sold an aggregate of 754,673 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of approximately $400,000 during such quarter, pursuant to the terms of the common stock purchase agreement dated April 1, 2003. The common stock purchase agreement is described in more detail at "Liquidity and Capital Resources" above.

We did not register under the Securities Act of 1933 the shares of common stock sold to Fusion Capital under the common stock purchase agreement. We determined that Fusion Capital is an accredited investor, and we relied on Rule 506 of Regulation D under the Securities Act to sell shares to Fusion Capital pursuant to its commitment to purchase shares under the common stock purchase agreement. Fusion Capital has acknowledged to us the restricted nature of the securities issued to it, and its obligations under the Securities Act with respect to the resale of such securities.

On August 26, 2003, we issued to John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 two ten-year warrants exercisable for an aggregate of 100,000 shares of common stock with an exercise price of $0.50 per share. The additional warrants were consideration for the extensions of the maturity dates of a total of $500,000 in loans to us by such trust.

We determined that John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 was an accredited investor and relied on Regulation D, Rule 506 and/or Section 3(a)(9) of the Act, in issuing such warrants and extending the loans. An appropriate legend was placed on the warrants and will be placed on the shares issuable upon exercise of the warrants.

On September 4, 2003 and September 9, 2003, we sold a total of 1,000,600 shares of common stock at $0.50 per share for aggregate cash consideration of $500,300. These shares were sold without registration under the Securities Act to a limited number of accredited investors. We paid a placement fee of 11% of the gross proceeds to ASA Investment Company, a registered broker-dealer.

We determined that each of the investors that purchased the shares was an accredited investor, and relied on Regulation D, Rule 506, in issuing such shares, and an appropriate legend was placed on the shares. We agreed to file a registration statement registering such shares for resale. Such registration statement was filed on September 26, 2003 (File No. 333-109175), and declared effective by the Securities and Exchange Commission on October 17, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS


Exhibit No.       Document Description
-----------       --------------------

10.1 Amendment to 120 Day Note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 28, 2003).

10.2 Warrant Agreement, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 28, 2003).

10.3 Amendment to 120 Day Note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 28, 2003).

10.4 Warrant Agreement, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 28, 2003).

10.5     Form of Stock Purchase Agreement (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 8-K filed September 11, 2003).

31.1     Certification of Chief Executive Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.

31.2     Certification of Chief Financial Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


b. REPORTS ON FORM 8-K.

On August 28, 2003, we filed a current report on Form 8-K containing disclosure in Items 5 and 7.

On September 11, 2003, we filed a current report on Form 8-K containing disclosure in Items 5 and 7.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROISLET, INC.

November 13, 2003                        /s/ John F. Steel IV
                                         ---------------------------------------
                                         John F. Steel IV
                                         Chairman and Chief Executive Officer
                                         (Principal executive officer)

November 13, 2003                        /s/ William G. Kachioff
                                         ---------------------------------------
                                         William G. Kachioff
                                         Vice President, Finance and Chief
                                         Financial Officer
                                         (Principal financial officer)