Form 10KSB
period 2003-12-31
MICROISLET INC
filed 2004-03-30
CIK 1092050

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission File Number 0-27035

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $255,857.

As of March 16, 2004, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $56,125,737.*

The number of shares of Common Stock, $.001 par value, outstanding on March 16, 2004, was 38,413,030.

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding on March 16, 2004. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I


ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         12
ITEM 3.    Legal Proceedings                                                  12
ITEM 4.    Submission of Matters to a Vote of Security Holders                12

                                     PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters           12
ITEM 6.    Management's Discussion and Analysis                               14
ITEM 7.    Financial Statements                                          30, F-1
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                30
ITEM 8A.   Controls and Procedures                                            30

                                    PART III


ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  31
ITEM 10.   Executive Compensation                                             34
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         36
ITEM 12.   Certain Relationships and Related Transactions                     39
ITEM 13.   Exhibits List and Reports on Form 8-K                              41
ITEM 14.   Principal Accountant Fees and Services                             44

                           FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-KSB with the Securities and Exchange Commission.

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with insulin-dependent diabetes. Our patented islet transplantation technology, exclusively licensed from Duke University, includes methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce of our products to the market.

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

The primary function of microencapsulation is to protect the islets from the host's immune system. The microcapsule coating is composed of layers of biocompatible materials.

We have not sought any approvals from foreign or domestic regulatory agencies with respect to this product candidate. We must first establish the feasibility of the concepts behind MicroIslet-P(TM) as described under the heading "Plan of Operation" below.

LICENSE AND SPONSORED RESEARCH

We entered into a license agreement with Duke University in September 1998, which agreement was amended in February 1999. Pursuant to the license agreement, we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the license agreement, we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2003, we have paid Duke approximately $250,000 for research efforts and accrued an additional $230,000. In March 2004 we paid Duke $200,000 in settlement of all amounts owed.

The license agreement gives us the exclusive, worldwide commercialization rights to any product in any field of use developed under our sponsorship, with the right to sublicense. We are obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. In the event we are required to pay a third party additional royalties in order to commercialize a product, royalty stacking will be capped so that the total royalty due to Duke and any other third parties will not exceed 10% of the net proceeds received from sales of a product.

As additional consideration for the license, we issued 344,586 shares of our common stock to Duke upon the execution of the agreement. We issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology in October 2001. We are obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product.

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

We also have an active collaboration with the University of Alberta, Edmonton (Canada). This facility is assisting us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement, we paid the University approximately $42,000 during fiscal 2003 and have agreed to pay the University a maximum of $100,000 per year until September 30, 2004 based on services provided as agreed upon from time to time.

We have also entered into a broad collaboration in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute. Under the terms of the agreement, MicroIslet and The Scripps Research Institute are conducting preclinical studies utilizing MicroIslet's proprietary technologies. MicroIslet believes the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and can be included as part of the IND process for human clinical trials. The agreement calls for MicroIslet to fund The Scripps Research Institute in the amount of approximately $500,000 over a two year period ending in March 2005. As of December 31, 2003, we have funded approximately $215,000 to The Scripps Research Institute.

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

6,365,385                 - Microencapsulated islet cells prepared according
   (granted 4/2/2002)         to claimed methods (above)
   (expires 3/22/2019)    - Microencapsulated islet cell product prepared
                              according to claimed methods
                          - Incubation of capsule containing a cell in a
                              physiologically acceptable salt, where said salt is a sulfide salt, to increase capsule durability while retaining physiological responsiveness
                          - Method of culturing with cocktail*
                          - Semipermeable membrane to include poly-l-ornithine

* Possible components of cocktail include: anti-oxidants, anti-cytokines, anti-endotoxin, and/or anti-biotics.

RESEARCH AND DEVELOPMENT STRATEGY

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have four employees working full-time on this effort with assistance from outside contractors. This research will use animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton (Canada) and The Scripps Research Institute to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with the University of Alberta, The Scripps Research Institute and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. Through these activities, we are planning to establish the feasibility of the concepts behind our product candidate in animals.

We expect to add additional employees and collaborators as resources permit.

In September 2003, we received preliminary data from The Scripps Research Institute (TSRI) showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-diabetic NOD/SCID as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. The grafts have remained functional for up to 180 days after implantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

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

In light of these results, the near term objectives of our research and development program will be focused on preparing our current microencapsulated porcine islet technology for clinical studies. These objectives are outlined as follows:

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

Our total research and development expenses were approximately $1.5 and $1.1 million for 2003 and 2002.

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

COMPETITION

The pharmaceutical and biotechnology industries are intensely competitive, and technological progress can be rapid. Although there are no other products currently available or in late stage clinical trials that can effectively cure insulin dependent diabetes, we anticipate that this area will remain the focus of intense competition.

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

There are several other companies engaged in the research of islet transplantation technologies. Some of these companies include:

         o Diatranz -- a New Zealand-based company developing an alginate-encapsulated porcine islet cell product;

         o Islet Sheet Biomedical -- company engaged in the research and development of a bioartificial pancreas;

         o Islet Technology -- developer of alginate-encapsulated islet cell products;

         o Novocell -- developer of a polyethylene glycol (PEG) coating technology for immunoisolation of islet cells; and

         o Betacell -- developer of fetal islet cell products for transplantation.

Some of our competitors are larger than we are and may have greater financial resources, technical expertise or marketing, distribution or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to more effectively compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies that compete with our products or render them obsolete.

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

         o Phase I is conducted to evaluate the safety and pharmacokinetics of the experimental product in humans, and if possible, to gain early indications of effectiveness and begin to evaluate various routes, dosages and schedules of product administration.

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

BIOLOGICS APPROVAL PROCESS. For products that are regulated through a BLA application, following completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, are submitted to the FDA in a BLA. The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval. To approve a BLA, the agency must determine, among other things, that the product is safe, pure, and potent, and that any facility in which it is manufactured, processed, packed or held, meets standards designed to assure the product's continued safety, purity, and potency.

If the FDA approves a BLA, we will need to continue to be compliant with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as with any special requirements imposed as a part of the biologics license application approval. With certain exceptions, changes to the labeling of approved biological products require approved supplemental applications. In addition, changes in the product or manufacturing that have a substantial potential to adversely affect product safety or effectiveness likewise require supplemental applications. These supplemental applications may require the submission of clinical or comparability data and must be approved before the product may be marketed as modified. The approval process is lengthy, expensive and uncertain.

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

EMPLOYEES

As of March 16, 2004, we had eight full time employees and one part time employee. Five of our employees are engaged in research and development. We also maintain a Scientific Advisory Board of outside consultants consisting of seven persons, all with doctoral degrees. These consultants are:


MEMBER                                            AFFILIATIONS
------                                            ------------
James Shapiro, M.D., Ph.D.                        Director of the Clinical Islet Transplant Program at the
                                                  University of Alberta in Edmonton, Canada.
Daniel R. Salomon, M.D.                           Associate Professor at The Scripps Research Institute (TSRI) in
Chairman of Scientific Advisory Board             the Department of Molecular and Experimental Medicine. Director of
                                                  the Center for Organ and Cell Transplantation for Scripps Health
                                                  and the Director of the Core Laboratory for TSRI's General
                                                  Clinical Research Center including the GCRC DNA Microarray Core.

Jonathan RT Lakey, Ph.D.                          Director of the Clinical Islet Laboratory and Assistant Professor
                                                  of Surgery at the University of Alberta, Edmonton.

Norma Sue Kenyon, Ph.D.                           Associate Professor of Surgery, Medicine, Microbiology and
                                                  Immunology at the University of Miami School of Medicine.
                                                  Associate Director for Research and Program Development,
                                                  Co-Director of the Cell Transplant Center, Responsible Head of the
                                                  Hematopoietic Cell Processing Facility, and Director, Pre-Clinical
                                                  Islet Cell Transplantation at the Diabetes Research
                                                  Institute.

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

Morton D. Bogdonoff, M.D.                         Emeritus Professor of Medicine at Weill Medical College of Cornell
                                                  University and Senior Attending Physician at The New
                                                  York-Presbyterian Hospital in New York City.

Tejal Desai, Ph.D.                                Associate Professor in Biomedical Engineering at Boston University
                                                  and the Director of the Laboratory of Therapeutic Microtechnology.

HISTORY

Our company was incorporated under the laws of the state of Nevada in November 1998 under the name ALD Services, Inc. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. In April 2002, we acquired MicroIslet, Inc., a Delaware corporation (MSLT Delaware) through a merger of our newly formed, wholly owned subsidiary with MSLT Delaware. As a result of the Merger, MSLT Delaware is now our wholly owned subsidiary and we share its business plan.

MSLT Delaware was founded by John F. Steel IV, who at the time of the merger owned 49% of the outstanding shares of MSLT Delaware and was its Chairman and CEO. DiaSense, Inc. and Richard Schoninger were also principal stockholders of MSLT Delaware, owning 18% and 11.4%, respectively, of the outstanding shares at that time. The other executive officer of MSLT Delaware prior to the merger was Hartoun Hartounian, who served as its Chief Operating Officer. Mr. Steel, Dr. Hartounian, Robert Anderson and James Gavin made up the board of directors. Each of these individuals remains with our company in the same or similar capacity. MSLT Delaware was incorporated in Delaware in August 1998. From the time of its formation, the company has been engaged in the research, development and commercialization of technologies in the field of cell transplantation therapy for insulin-dependent diabetes. MSLT Delaware has licensed patented technologies from Duke University Medical Center for the isolation, culture, storage and microencapsulation of insulin-producing islet cells. Transplantation of cells using these proprietary methods may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment towards a cure for diabetes worldwide.

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

Under the Investment Banking Agreement, ASA was retained to raise equity financing of up to $10 million in two stages. The first stage required ASA to raise $1 million by November 2, 2001, after which ASA would have an exclusive right to conduct a further private placement for between $3 million and $9 million on or before February 28, 2002. As a condition to closing the second stage of the private placement, MSLT Delaware was required to enter into a business combination with us. MSLT Delaware also agreed to give ASA a right of first refusal until April 2003 to match the terms of any offer for financing. ASA also has the right to receive a 10% finder's fee for any completed financing from persons introduced to MSLT Delaware by ASA, and the first $200,000 of any completed financing in excess of $6 million. In November 2001, MSLT Delaware sold 166,668 shares of its common stock at a price of $6.00 per share in a private placement, which raised gross proceeds of $1 million. ASA received a commission of $100,000 in connection with such sale. Pursuant to this investment, the investors were granted the right to receive additional shares of common stock if MSLT Delaware sells any securities for less than $6.00 per share. In the event of such a sale, these investors would be entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

In December 2001, Frank Danesi, Jr., the sole officer and director of our company at the time and owner of approximately 90% of our then outstanding shares of capital stock, sold all of his 3,075,000 shares of common stock to the Don and Bonnie Saunders Family Trust, a family trust affiliated with Mr. Saunders, for a cash purchase price of $300,000. The Don and Bonnie Saunders Family Trust purchased a total of 615,000 of such shares as nominee for others, including 275,132 shares for Thomas K. Russell and 137,566 shares for Mark C. Russell. The sale constituted a change of control of our company. Thomas K. Russell also became our President, Chairman and sole director at that time. The successor management elected to change our business plan by characterizing us as a public "blind pool" or "blank check" company. Our plan of operations became to seek, investigate, and if warranted, acquire one or more properties or businesses through a reverse merger or other similar type of business acquisition transaction.

Consistent with the business combination requirement under the Investment Banking Agreement, Mr. Saunders, Thomas K. Russell and Mark C. Russell introduced our company to MSLT Delaware and performed all management services for us from December 2001 to April 2002 on a part time, as needed basis. Those services included coordinating with ASA and MSLT Delaware to facilitate the business combination and the related private placement, performing management and financial reporting for us, completing required SEC filings and negotiating for us the terms of the business combination agreement. In April 2002, we granted warrants to Mr. Saunders, Thomas K. Russell and Mark C. Russell for the foregoing services. The warrants consisted of Class A Warrants for the purchase of 1,000,000 shares at $6.00 per share, and Class B Warrants for the purchase of 500,000 shares at $12.00 per share. Both the Class A and the Class B Warrants provided that they are generally exercisable at any time until July 31, 2007. We are required to register the shares underlying the warrants and to maintain an effective registration statement during such time as the warrants and underlying shares remain outstanding. Mr. Saunders received 850,000 Class A Warrants and 425,000 Class B Warrants, Thomas K. Russell received 100,000 Class A Warrants and 50,000 Class B Warrants, and Mark C. Russell obtained 50,000 Class A Warrants and 25,000 Class B Warrants. We valued those warrants at approximately $5.9 million. See Note 7 to our consolidated financial statements on page F-12 below.

On April 24, 2002, MSLT Delaware sold 504,620 shares of its common stock in the second stage of its private placement, raising approximately $3 million in gross proceeds. We simultaneously completed our business combination with MSLT Delaware. MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of our post-merger outstanding shares. In the merger, MSLT Delaware common shares were exchanged on a one-for-one basis for our common shares, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common shares. Soon after the merger, we changed our name from ALD Services, Inc. to MicroIslet, Inc. ASA received a commission of $302,770 in connection with the second private placement closing, and earned an investment banking fee of $200,000 plus 33,334 of our common shares in connection with our acquisition of MSLT Delaware.

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

We regard the Class A and Class B Warrants to have been issued for services rendered in connection with the private placement and business combination. See
Note 7 to our consolidated financial statements on page F-12 of this Form 10-KSB. Except for such warrants, none of Mr. Saunders, Thomas K. Russell or Mark C. Russell earned any compensation in connection with the private placements or the business combination with MSLT Delaware. Immediately after the business combination, Mr. Saunders beneficially owned 16.8% of our common shares, Thomas K. Russell beneficially owned 1.9% of our common shares, and Mark
C. Russell beneficially owned less than 1% of our common shares, in each case giving effect to the exercise of their Class A and Class B Warrants.

In August 2003, we agreed to pay ASA an 11% finder's fee for any completed financing from persons introduced to us by ASA. Pursuant to this agreement, we paid ASA a finder's fee of $55,003 in connection with our August 2003 financing. See "Management's Discussion and Analysis - Liquidity and Capital Resources." We are not obligated to use the services of ASA in connection with any financings.

ITEM 2. PROPERTIES

We own no real property. We lease approximately 7,100 square feet of office and laboratory space in San Diego, California at a current rental rate of $18,000 per month. The lease expires September 30, 2005. This facility is adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                               MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board under the trading symbol "MIIS" since May 9, 2002, and under the symbol "ALDI" from December 12, 2000 to May 8, 2002. The following table sets forth the high and low bid prices for our common stock as reported by various OTC Bulletin Board market makers for the fiscal years ended December 31, 2003 and 2002. The quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.

                                                       Bid Quotations
                                                       --------------
                                                     High           Low
                                                     ----           ---
2002
           First Quarter                              6.20           0.70
           Second Quarter                             6.75           3.65
           Third Quarter                              4.15           1.80
           Fourth Quarter                             3.50           2.05

2003
           First Quarter                              2.39           1.30
           Second Quarter                             1.50           0.37
           Third Quarter                              0.85           0.35
           Fourth Quarter                             0.45           0.89


On March 16, 2004, there were approximately 130 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

MicroIslet does not pay dividends.

                     RECENT SALES OF UNREGISTERED SECURITIES

Set forth below, is information regarding the issuance and sales of our securities during the period covered by this report without registration under the Securities Act of 1933, which have not previously been reported on Form 10-QSB.

During the quarter ended December 31, 2003, we sold an aggregate of 294,747 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of approximately $180,000 during such quarter, pursuant to the terms of the common stock purchase agreement dated April 1, 2003. The common stock purchase agreement is described in more detail at "Management's Discussion and Analysis -- Liquidity and Capital Resources" below.

We did not register under the Securities Act of 1933 the shares of common stock sold to Fusion Capital under the common stock purchase agreement. We determined that Fusion Capital is an accredited investor, and we relied on Rule 506 of Regulation D under the Securities Act to sell shares to Fusion Capital pursuant to its commitment to purchase shares under the common stock purchase agreement. Fusion Capital has acknowledged to us the restricted nature of the securities issued to it, and its obligations under the Securities Act with respect to the resale of such securities. The shares are registered for resale on a registration statement declared effective by the SEC on April 23, 2003.

In October and November 2003, we sold to certain accredited investors 2,402,200 shares of common stock at a purchase price of $0.50 per share. The purchasers were also granted warrants to purchase an aggregate of 960,880 shares of common stock at $1.00 per share until October 31, 2006. World Link Asset Management, a placement agent, received a placement fee of $37,800 plus a warrant to purchase 64,800 shares of common stock at $1.00 per share in connection with the sale of such securities. This warrant also expires on October 31, 2006. We determined that all of the purchasers were accredited investors and relied on Regulation D, Rule 506, in issuing such shares. The shares were issued with appropriate restrictive legends, and were subsequently registered for resale on a registration statement declared effective by the SEC on November 12, 2003.

In April 2003, we granted to a consultant an option to purchase 155,000 shares of common stock at an exercise price of $0.30 per share. The option vests monthly over two years from the grant date. This option was issued to in reliance on Section 4(2) of the Securities Act of 1933, as amended. The option recipient had access to the kind of information normally provided in a prospectus.

In November 2003, we granted to each of our outside directors non-qualified, fully-vested options to purchase 50,000 shares of common stock at an exercise price of $0.80 per share. The options expire ten years after the date of grant. As the options were granted to directors, we relied on Regulation D, Rule 506, in issuing such options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "BUSINESS RISKS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a biotechnology company engaged in the research, development and commercialization of patented technologies in the field of transplantation therapy for people with insulin-dependent diabetes. Our patented islet transplantation technology, exclusively licensed from Duke University, includes methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to begin market introduction of our products.

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At December 31, 2003, we had an accumulated deficit of approximately $15.1 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

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

In March 2004, we sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,116 shares at $1.00 per share. We have agreed to pay placement fees to various placement agents in the aggregate amount of $704,760, and to issue warrants to various placement agents to purchase an aggregate of 750,653 shares. The placement agent warrants will have exercise prices of $1.30 per share and terms ranging from two to five years.


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

STOCK-BASED COMPENSATION

We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under FAS 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include in Note 2 pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

                              RESULTS OF OPERATIONS

Grant revenue for fiscal year 2003 and 2002 was $255,857 and $137,087, respectively, consisting entirely of research grants. The increase reflected the award of a new Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH), which began on June 1, 2003 and related reimbursed research activities.

Total operating expenses were $3,138,071 in 2003 and $6,243,877 in 2002. The decrease in expenses in 2003 was principally the result of warrant compensation expense of $3,477,723 recognized in 2002, as discussed in Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2002. General and administrative expenses decreased to $1,640,389 in 2003 from $5,106,412 in 2002. The decrease was due primarily to the warrant compensation expense and other expenses incurred in connection with our business combination and related compliance costs during 2002. Research and development expenses increased to $1,497,682 in 2003 from $1,137,465 in 2002, reflecting spending for our research collaboration with TSRI and supplies and materials for work in our own laboratories.

Interest income was $3,600 in 2003 and $19,432 in 2002. The fluctuations in interest income are due primarily to corresponding changes in the levels of cash and cash equivalents during the periods and decreasing yields from our investments.

Our net loss was $3,039,817 or $0.12 per common share in 2003, and $6,106,135, or $0.29 per common share in 2002. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. At December 31, 2003, our federal tax net operating loss and federal tax credit carryforwards were $9,140,000 and $800,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We and MSLT Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2003, have netted approximately $7.6 million, and to a lesser degree, through grant funding and interest earned on cash and cash equivalents. In March 2004, we completed a financing for approximately $12.0 million in net proceeds. We have from time to time experienced significant strains on our cash reserves, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors wherever possible.

Our combined cash and cash equivalents totaled $529,877 at December 31, 2003, a decrease of $283,819 from December 31, 2002. The primary uses of cash and cash equivalents for the year ended December 31, 2003 included $2.8 million to finance our operations and working capital requirements, and approximately $17,000 in capital equipment purchases.

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

FUSION CAPITAL

In April 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase, on each trading day during the term of the agreement, $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended March 31, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2003.

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

As of March 16, 2004, we have issued an aggregate of 1,432,602 shares to Fusion Capital and have received $1,059,995 in total proceeds under the common stock purchase agreement. The Fusion Capital purchase commitment is currently on hold, and we expect it to remain on hold while we have sufficient working capital on hand to meet our operating needs.

OTHER FINANCINGS

In April 2003, we borrowed $300,000 from a trust affiliated with Mr. John J. Hagenbuch for working capital needs. Mr. Hagenbuch is the brother-in-law of our Chairman and Chief Executive Office, John F. Steel IV. The loan had an annual interest rate of 4.25%, with principal and accrued interest originally due August 9, 2003. As additional consideration for the loan, we issued to the lender a ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.49 per share. The lender agreed to extend the maturity date of the loan to December 7, 2003. As consideration for the loan extension, we issued the lender a ten-year warrant exercisable for 50,000 shares of our common stock at an exercise price of $0.50 per share.

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

In September 2003, we sold to certain investors 1,000,600 shares of common stock at a purchase price of $0.50 per share. The gross proceeds received from these financings were $500,300. We paid a placement fee of 11% of the gross proceeds to ASA Investments, Inc.

In October and November 2003, we sold to certain investors 2,402,200 shares of common stock at a purchase price of $0.50 per share. These investors were also granted warrants to purchase an aggregate of 960,880 shares of our common stock at $1.00 per share until October 31, 2006. Included in these amounts are 1,022,200 shares and a warrant to purchase 408,880 shares issued to a trust affiliated with Mr. Hagenbuch in exchange for the cancellation of the loans described above. At that time, the two loans had a combined principal and interest balance of $511,100. We paid a placement fee of $37,800 plus a three-year warrant to purchase 64,800 shares of common stock at $1.00 per share in connection with the sale of shares to certain of the investors. This warrant also expires on October 31, 2006.

In March 2004, we sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,116 shares at $1.00 per share. We have agreed to pay placement fees to various placement agents in the aggregate amount of $705,000, and to issue warrants to various placement agents to purchase an aggregate of 719,891 shares. The placement agent warrants will have exercise prices of $1.30 per share and terms ranging from two to five years.

We have agreed to prepare and file on or before May 28, 2004, a registration statement covering the resale of the shares and the shares issuable upon exercise of the warrants, and to use our commercially reasonable efforts to have such registration statement declared effective by the SEC no later than August 30, 2004. In the event we do not file the registration statement before May 28, 2004, or in the event the registration statement is not declared effective before August 30, 2004, we are required to issue additional shares to each investor equal to 2% of the number of shares purchased for each month that our obligation is unsatisfied.

In the event we sell securities at a price lower than $1.30 per share before the effectiveness of the registration statement registering for resale the shares issued in the financing and upon exercise of the warrants, the number of shares issued to each investor will be increased to effectively reprice the shares to such lower price. We have no plans to issue securities prior to the effectiveness of the registration statement in a manner that would trigger these share issuance provisions.

Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. The purported investor seeks unspecified damages and specific performance of the terms of the purported investment agreement. We do not believe we have any obligation to the purported investor.

We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into the fourth quarter of 2005.

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

PLAN OF OPERATION

We have budgeted our total costs for our operations for the next twelve months at $5.1 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $10 to $15 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $5.1 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                          Estimated Cost
--------                                                          --------------
Personnel............................................................$1,737,000
Sponsored research.....................................................$680,000
Outside consultants and services.......................................$438,000
Supplies and materials...............................................$1,012,000
Travel & entertainment.................................................$123,000
Facilities.............................................................$421,000
General & administrative...............................................$732,000
Total................................................................$5,143,000

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our initial pre-clinical studies will consist of cell transplantation studies primarily involving small animals such as rats and mice and/or large animals such as dogs or non-human primates. These studies will use non-encapsulated and encapsulated animal islet cells. The encapsulated cells will be isolated and encapsulated by us using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory. This work will be conducted by our research and development team at our facility with assistance from outside contractors and two to five additional employees we expect to hire.

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


                                                                 ESTIMATED TIME OF               ESTIMATED COST OF
MILESTONE                                                       MILESTONE COMPLETION          ACHIEVING EACH MILESTONE
                                                                --------------------          ------------------------
Ongoing optimization of viability and functionality of            4th Quarter 2004               $1 to $1.4 million
encapsulated islets in vitro and in small animals
Testing viability and functionality of encapsulated islets        1st Quarter 2005                $3 to $4 million
in vitro and in non-human primates

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

The following chart is a summary of the significant milestones our management believes we will have to meet after successfully completing initial feasibility studies in order to begin and complete clinical human trials, and eventually to generate revenue from the sale of our product candidates. The chart also includes the estimated cost of achieving each milestone.

                                                                                    ESTIMATED COST OF
                                                            ESTIMATED TIME OF   MILESTONE ACHIEVING EACH
MILESTONE                                                       COMPLETION              MILESTONE
---------                                                       ----------              ---------

COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF           2nd Half of 2005          $6-10 Million
FILING INVESTIGATIONAL NEW DRUG APPLICATION WITH THE
FOOD AND DRUG ADMINISTRATION. Once we have
established the "proof of concept" behind our product
candidates, we plan to initiate formal studies to
demonstrate safety and efficacy in support of human
clinical trials. These studies will involve both
small and large mammals under controlled conditions
and will likely be performed in our academic
collaborators' and outside contract facilities. These
studies will depend on our ability to identify one or
more sources that will supply to us or our
collaborators a requisite amount of ultra-pure
alginate for the capsules and porcine islets. We
intend to engage in ongoing discussions with the FDA
during these evaluations. Once we are comfortable
with the safety and efficacy results of these studies
we plan to file the investigational new drug
application with the FDA.


INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES.        2nd Half of 2005          $2-3 Million
These studies involve the transplantation of human
islet cells using our encapsulation processes from
one human to another. We hope these studies will
validate our microencapsulation technology's ability
to provide effective immunoisolation in humans prior
to clinical trials.


INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the                  2006                   Unknown
formal controlled animal studies have been completed,
we plan to file the investigational new drug
application. If the application is approved, we hope
to begin clinical trials in humans with Type 1
diabetes shortly thereafter. Clinical trials of
pharmaceuticals or biologics typically involve three
phases. The first of these phases involves an
evaluation of the safety of the experimental product
in humans, and if possible, an evaluation of the
early indications of its effectiveness.


INITIATE PHASE II HUMAN CLINICAL TRIALS. The second               2007                   Unknown
phase involves further safety testing, and an
evaluation of efficacy, dose schedules and routes of
administration in a larger human population. This
phase sometimes overlaps with the Phase I study.


INITIATE PHASE III HUMAN CLINICAL TRIALS. These                   2009                   Unknown
studies are usually randomized, double-blind studies
testing product safety and effectiveness in an
expanded patient population in order to evaluate the
overall risk/benefit relationship of the product and
to provide an adequate basis for product labeling.
Because of the scope and the number of patients
involved, significant capital is required for these
trials.


COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT         2010 or later               Unknown
TO THE FDA FOR APPROVAL. Once the clinical
investigations are complete, we intend to submit an
application to the FDA including all of our clinical
and preclinical data.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT             2010 or later               Unknown

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

We anticipate hiring approximately four additional employees in research and development over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our audited financial statements (see Note 2). As discussed in the notes to the audited financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of December 31, 2003, we have incurred total losses of $15.1 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $12 million under a common stock purchase agreement, of which $10.4 million remains available. See "Management's Discussion and Analysis--Liquidation and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the factors listed above. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain effective. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

When we require additional funds, which may be above and beyond the remaining $10.4 million that we may raise from Fusion Capital, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offerings of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets or curtail or cease operations.

If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted. In order to provide flexibility for our capital raising efforts, our board of directors has approved an amendment to our articles of incorporation to increase our authorized common shares from 50 million to 100 million, subject to the approval of our stockholders at the annual meeting scheduled for May 25, 2004.

WE MAY NOT BE ABLE TO OBTAIN THE FULL $12.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We registered 6,000,000 purchase shares for sale by Fusion Capital, 4,467,400 of which have not yet been issued. The selling price of our common stock to Fusion Capital will have to average at least $2.33 per share, and our stockholders will have to approve an increase in our authorized shares, for us to receive the maximum proceeds of $12.0 million from sale of such remaining registered shares.

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

We are a development stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies. These companies have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several early stage companies are currently developing products that may compete with our potential products. We anticipate strong competition from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. We also expect to compete with other companies involved, like us, in the implantation of cells. These cells may be derived from animals, embryonic or adult stem cells, human cells or genetically altered cell lines.

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

A SUBSTANTIAL NUMBER OF SHARES WE HAVE ISSUED IN EXEMPT TRANSACTIONS ARE, OR ARE BEING MADE, AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

The sale of a substantial number of shares of our common stock under our registration statements, or in anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

As of December 31, 2003, we have on file with the SEC effective registration statements for a total of 6,501,468 shares for resale by Fusion Capital, and a total of 4,461,814 shares for resale by other investors and investment-related service providers. The selling stockholders under our registration statements will be permitted to sell their registered shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We have also agreed to register 9,834,218 shares and 4,917,116 shares underlying warrants on or before May 28, 2004 in connection with recently completed financing transactions, and we have other registration obligations that have not yet vested.

In addition, approximately 17.9 million shares of common stock issued to stockholders of MicroIslet of Delaware in our business combination are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule. Beginning April 24, 2004, to the extent these shares are held by persons who were not affiliates during the three months prior to sale, these shares will be available for resale without notice, volume or manner of sale restrictions.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended December 31, 2003, the average daily trading volume of our stock was approximately 38,400 shares and the shares traded as low as $0.45 and as high as $0.89 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately

10,059,218 shares outstanding that have exercise prices at or below the recent market price of our stock of $2.83 per share. We have options and warrants for 2,012,894 shares outstanding at prices above the current $2.83 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of March 16, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 28.5% of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before May 16, 2004). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

Limitations. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages as of December 31, 2003, and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes all of his or her working time to our business.


NAME                                        AGE               POSITION HELD AND TENURE
----                                        ---               ------------------------
John F. Steel IV                            45                Chairman, Chief Executive Officer and Director

Hartoun Hartounian, Ph.D.                   44                President, Chief Operating Officer and Director

William G. Kachioff                         38                Vice President, Finance and Chief Financial Officer


Robert W. Anderson, M.D.*                   66                Director

Steven T. Frankel *                         60                Director

James R. Gavin III, M.D., Ph.D.*            58                Director

* Member of the Audit and Compensation Committees

SIGNIFICANT EMPLOYEES

Ingrid Stuiver, Ph.D                        42                Director of Research

Dagmar Meissner                             38                Director of Process Research and Development

Mayank Patel                                34                Director of Engineering and Manufacturing


JOHN F. STEEL IV, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Steel joined us in April 2002 as Chairman of the Board of Directors and Chief Executive Officer. In January 1998, Mr. Steel founded MSLT Delaware and has served as its Chairman and Chief Executive Officer from September 1998 to April 2002. Mr. Steel also served as a director of DiaSense, Inc. from January 4, 2001 to April 2, 2002. From January 1996 to December 1997, Mr. Steel was a founder, Chief Executive Officer and a director of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. From January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. From 1989 to 1994, Mr. Steel consulted to several public and private companies on business issues related to distribution of goods, services, and finances through Steel Management. Mr. Steel received his MBA degree with an emphasis in finance from the University of Southern California and a Bachelor of Arts degree from Dartmouth College.

HARTOUN HARTOUNIAN, PH.D., PRESIDENT AND CHIEF OPERATING OFFICER. Dr. Hartounian joined us in April 2002 and had served as President and Chief Operating Officer of MSLT Delaware from August 2000 to April 2002. Before joining MSLT Delaware, Dr. Hartounian served from July 1998 to August 2000 as the Head of the Process Development at Kelco BioPolymers, one of the world's largest producers of biopolymers and a unit of Pharmacia. From April 1994 to June 1998, Dr. Hartounian served as the Associate Director of Process Development at SkyePharma PLC (formerly known as Depotech), where he was responsible for all aspects of process development, scale up and technology transfer and was the key contributor in the commercialization of SkyePharma's first product. Dr. Hartounian received his Ph.D. in Chemical Engineering from the University of Delaware in 1992.

WILLIAM G. KACHIOFF, VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Mr. Kachioff joined us in May 2002 as Vice President, Finance and Chief Financial Officer. He had served previously as the acting Chief Financial Officer of MSLT Delaware on a consultant basis from February 2002 to April 2002. From November 1999 to November 2001, Mr. Kachioff served as Director of Finance at Altus Medical, Inc., a manufacturer of innovative medical devices, where he helped prepare that company for the successful commercial launch of its first product and for an initial public offering of stock. From November 1998 to November 1999, Mr. Kachioff was the Corporate Controller at Coulter Pharmaceuticals, Inc., and from November 1996 to October 1998, Mr. Kachioff was the Assistant Controller at Vivus, Inc. From September 1990 to November 1996, he held a series of progressively responsible finance and accounting positions with Abbott Laboratories. He was a senior auditor with Deloitte & Touche LLP from August 1987 to August 1990. Mr. Kachioff received his B.S. in Management with concentrations in Accounting and Information Systems from the State University of New York at Buffalo and has been a Certified Public Accountant since 1989.

ROBERT W. ANDERSON, M.D. Dr. Anderson has been a director of our company since April 2002 and was a director of MSLT Delaware from March 2001 to April 2002. From June 1994 to the present, Dr. Anderson has served as the David C. Sabiston, Jr., Distinguished Professor and Chairman Emeritus of the Department of Surgery at Duke University Medical Center in Durham, North Carolina. He received an MBA degree from the Kellogg School of Management at Northwestern in 1994 and was appointed as the Chairman of the Department of Surgery at Duke in the same year. Dr. Anderson received his B.S. degree in Engineering from Duke University and was awarded the M.D. degree from Northwestern University in 1964.

STEVEN T. FRANKEL. Mr. Frankel was elected as director of MicroIslet in May 2002. Mr. Frankel is a Principal with the Frankel Merchant Group and President of ACON Laboratories, Inc., a developer and manufacturer of rapid diagnostic tests and advisor to Genetic Diagnostics Inc., a start-up with proprietary DNA hybridization and analysis technology. He is also Chief Executive Officer of Zybernetix, Inc., a start-up neuro-technology company focusing on commercial applications of brain computer interfaces. From April 1998 to February 2004, he was the Chief Executive Officer and President of A-Fem Medical Corporation (NASDAQ:AFEM.OB), a developer of women's healthcare products. From May 1992 to March 1998, he was the Chief Executive Officer and President of Quidel Corporation (NASDAQ:QDEL), a manufacturer of physicians' office diagnostic test kits. From October 1979 to May 1992, Mr. Frankel was President of various domestic and international divisions of Becton, Dickinson and Company (NYSE:BDX). Mr. Frankel attended the Executive Program at Stanford University in 1989 and received his BA in Philosophy from Clark University in 1964. He is also a board member of ProSpine, Inc., a start-up medical device company with a focus on spinal surgery.

JAMES R. GAVIN III, M.D., PH.D. Dr. Gavin has been a director of our company since April 2002 and was a director of MSLT Delaware from March 2001 to April 2002. Since July 2002, he has been the President of Atlanta Morehouse School of Medicine. Dr. Gavin has been a member of the Board of Directors of Baxter International Inc., and Anastasia Marie Laboratories, Inc. since February 2003 and 1998, respectively. Dr. Gavin was Chairman of the Board of Directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the Board of Directors of Taste for Living, Inc. from 1999 to 2002. From July 1991 to June 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute in Chevy Chase, Maryland. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School. Dr. Gavin has received numerous civic and academic awards and honors.

INGRID STUIVER, PH.D., DIRECTOR OF RESEARCH. Dr. Stuiver joined us in April 2002 and was the Director of Research at MSLT Delaware from March 2001 to April 2002. Before joining MSLT Delaware, Dr. Stuiver was the Assistant Director of Clinical Research and Research Scientist at Maxia Pharmaceuticals from June 1998 to March 2001. From December 1993 to January 1998, Dr. Stuiver was a Sr. Research Associate/Postdoctoral Fellow at The Scripps Research Institute and studied adhesion receptors in cancer, hemostasis, thrombosis and the CNS. Dr. Stuiver received her Ph.D. in Molecular and Cellular Biology from the University of Arizona in 1992 and her B.A. in Biochemistry and Cell Biology from the University of California, San Diego in 1985.

DAGMAR MEISSNER, DIRECTOR OF PROCESS RESEARCH AND DEVELOPMENT. Ms. Meissner joined us in April 2002 and was the Director of Process Research and Development at MSLT Delaware from January 2001 to April 2002. Prior to joining MSLT Delaware, Ms. Meissner was a Senior Scientist at Kelco BioPolymers from September 1998 to December 2000. From December 1994 to June 1998, she worked at SkyePharma PLC (formerly known as DepoTech) as a Senior Process Engineer. From February 1992 to June 1994, she worked at Biogen, Inc., a biotechnology company, as a Senior Process Associate. Ms. Meissner earned a diploma in Chemical Engineering from a PolyTechnic Institute in Mannheim, Germany and an M.S. degree in Chemical Engineering from Tufts University.

MAYANK PATEL, DIRECTOR OF ENGINEERING AND MANUFACTURING. Mr. Patel joined us in April 2002 and was the Director of Engineering and Manufacturing at MSLT Delaware from December 2000 to April 2002. From December 1998 to December 2000, he was a senior process engineer at Sequenom Inc., where he was responsible for consumable product design, product validation, and development of manufacturing equipment for silicon-based DNA chips. Prior to that, he worked at SkyePharma

PLC (formerly DepoTech) from May 1995 to January 1999 where he was a senior engineer, responsible for the design and commissioning of an FDA approved pharmaceutical production system. From April 1993 to May 1995, he was the Manufacturing Associate at Regeneron Pharmaceuticals, where he performed large-scale development and GMP production of clinical protein products. Mr. Patel received his MBA in Operations Management and his B.S. in Chemical Engineering from Rutgers University.

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

         Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2003, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

         John J. Hagenbuch, an individual having beneficial ownership of greater than 10% of our stock as of December 31, 2003, failed to timely file a Form 3 disclosing his holdings as of the date he became a 10% beneficial owner. The information required on Form 3 is intended to be filed promptly on Form 5. James
R. Gavin III, Robert W. Anderson and Steven T. Frankel, each a director, each failed to timely file a Form 4 during the year ended December 31, 2003, disclosing one transaction, an option grant. Each of these transactions were subsequently reported on Form 5.

CODE OF ETHICS

We have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.microislet.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has determined that Steven T. Frankel is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The board of directors made this affirmative determination based upon his experience, training and education. The board of directors further determined that Mr. Frankel is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The board of directors used the definition of independence used by the American Stock Exchange.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         During the fiscal year ended December 31, 2003, as compensation for services provided as our directors, we paid $10,500 to James R. Gavin III, M.D., Ph.D., $10,500 to Robert W. Anderson, M.D. and $10,500 to Steven T. Frankel.

         In November 2003, each of our outside directors received non-qualified, fully-vested options to purchase 50,000 shares of common stock at an exercise price of $0.80 per share. The options expire ten years after the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by our company or MSLT Delaware for services performed on our company's or MSLT Delaware's behalf for the three fiscal years ended December 31, 2003, with respect to those persons who served as the Chief Executive Officer during the year ended December 31, 2003, and those executive officers who received more than $100,000 in compensation for fiscal 2003.

                                          Summary Compensation Table (1)
                                          ------------------------------

                                                                                               Long-Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                               Securities
Name and Principal Position                   Year         Salary              Bonus        Underlying Options
---------------------------                   ----         ------              -----        ------------------
John F. Steel IV, Chairman and Chief          2003         $168,000            $2,000                  -0-
    Executive Officer (2)                     2002         $179,500               -0-                  -0-
                                              2001         $130,000               -0-                  -0-

Hartoun Hartounian, Ph.D., President          2003         $234,230            $2,000              150,000
    and Chief Operating Officer (3)           2002         $185,620               -0-               62,510
                                              2001         $167,000               -0-                  -0-

William G. Kachioff, Vice President,          2003         $150,000            $2,000              150,000
    Finance and Chief Financial Officer (4)   2002         $122,322            $5,000              262,500

(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported. All options were granted at market value.

(2) Mr. Steel and Dr. Hartounian joined us in April 2002 with the completion of the acquisition of MSLT Delaware. Compensation in 2002 includes compensation paid by us after the acquisition and compensation paid by MSLT Delaware prior to the acquisition. Compensation in 2001 reflects compensation paid by MSLT Delaware.

(3) Mr. Kachioff joined us on a full-time basis in May 2002. Mr. Kachioff was a consultant to MSLT Delaware from February 2002 to April 2002, and compensation shown includes consulting payments for that period.


OPTION GRANTS IN LAST FISCAL YEAR

                                    Number of           Percent of Total
                                   Securities          Options Granted to
                                   Underlying             Employees in         Exercise or Base
       Name                          Options               Fiscal Year           Price ($/Sh)        Expiration Date
       ----                          -------               -----------           ------------        ---------------
Hartoun Hartounian                   150,000(1)               16.0%                  $0.45             July 16, 2013
William G. Kachioff                  150,000(2)               16.0%                  $0.55             June 10, 2013


(1) These options were granted under the 2000 Stock Option Plan. These options were 100% vested at the time of grant. All of the shares underlying these options are subject to a nonqualified stock option.

(2) These options were granted under the 2000 Stock Option Plan. These options were 100% vested at the time of grant. All of the shares underlying these options are subject to a nonqualified stock option.

FISCAL YEAR END OPTION VALUES

The following table sets forth, as to the named officers, certain information concerning the number and value of unexercised options held by each of the named officers at December 31, 2003. There were no option exercises by the named executive officers during 2003.

                                            Number of Options                 Value of Unexercised In-the-Money
                                         Unexercised at Year End                   Options at Year End (1)
                                         -----------------------                   -----------------------
        Name                          Exercisable      Unexercisable          Exercisable       Unexercisable
        ----                          -----------      -------------          -----------       -------------
Hartoun Hartounian, Ph.D.              1,462,710              -0-               $550,082              $-0-
William G. Kachioff                      350,000           47,500                 22,500               -0-

(1) Based on fair market value of the common stock at fiscal year end, which was $0.70 per share less the exercise price of the options.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

MSLT Delaware entered into an agreement with Hartoun Hartounian dated June 23, 2000, which agreement was assumed by us and amended effective January 30, 2004. Under the agreement as amended, we have the right to terminate Dr. Hartounian's employment at any time and for any reason. If, however, we do so without cause or if Dr. Hartounian terminates his agreement for good reason, we must continue to pay salary for six months following termination. Upon such termination, Dr. Hartounian will also be provided twelve months to exercise his vested options. Dr. Hartounian must sign a waiver and release of claims in order to receive these benefits. In addition, the agreement as amended provides that Dr. Hartounian's initial grant of stock options for 1,250,200 shares will vest and become immediately exercisable upon a "change of control" of our company, which generally means a merger, liquidation or sale of all or substantially all of our stock or assets.

We entered into an agreement with William G. Kachioff dated May 1, 2002, which agreement was amended effective January 30, 2004. Under the agreement, we have the right to terminate Mr. Kachioff's employment at any time and for any reason. If, however, we do so without cause or if Mr. Kachioff terminates his agreement for good reason, we must continue to pay salary for six months following termination. Upon such termination, Mr. Kachioff will also be provided twelve months to exercise his vested options. Mr. Kachioff must sign a waiver and release of claims in order to receive these benefits. In addition, the agreement provides that Mr. Kachioff's initial grant of stock options for 250,000 shares will vest and become immediately exercisable upon a "change of control" of our company, which generally means a merger, liquidation or sale of all or substantially all of our stock or assets.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2003:

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                          BE ISSUED UPON EXERCISE      EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
             PLAN CATEGORY                  WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          COLUMN (a))
             -------------                  -------------------       -------------------          -----------
                                                     (a)                        (b)                    (c)
Equity compensation plans approved by
security holders (1)                           3,858,667  (2)                $0.91                      111,333

Equity compensation plans not approved
by security holders                            2,135,449  (3)                $5.80                          --

Total                                          5,994,116                     $2.65                      111,333


(1) Our board of directors adopted the MSLT Delaware 2000 Stock Option Plan on May 9, 2002 and our shareholders approved it on May 28, 2002. All options granted by MSLT Delaware prior to our acquisition of MSLT Delaware were assumed by us, and those options became exercisable for shares of our common stock. In January 2004, our board amended the 2000 Stock Option Plan to increase the number of shares reserved under the plan from 4,000,000 to 6,000,000, and to implement per person annual grant maximums, subject to stockholder approval of the plan amendments and an amendment to our articles of incorporation to increase authorized shares of common stock.

(2) Options representing 2,705,124 shares of common stock granted pursuant to the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MSLT Delaware. Of those, options representing 2,695,124 shares remain outstanding.

(3) Consists of individual stock options and warrant grants to employees, directors, consultants and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Robert
W. Anderson, James R. Gavin III and Steven T. Frankel in November 2003. Of those, options representing 150,000 shares remain outstanding. Dr. Anderson, Dr. Gavin and Mr. Frankel are directors of our company. The option agreements entered into with each of Dr. Anderson, Dr. Gavin and Mr. Frankel are attached hereto as Exhibits 10.34, 10.35 and 10.36, respectively. In addition, options representing a total of 280,000 shares of common stock were granted outside of the 2000 Stock Option Plan to three individuals in 2003, none of whom is an officer or director of the company pursuant to the form of option agreement attached hereto as Exhibit 10.33. Of those, options representing 280,000 shares remain outstanding. Warrants representing 1,500,000 shares of common stock in the aggregate were granted to Donald Saunders, Thomas K. Russell and Mark C. Russell for services in connection with the merger of MSLT Delaware and us in April 2002, as described in greater detail in "Company Overview - History" in
Item 1. Of those, warrants representing 1,500,000 shares remain outstanding. Warrants representing 64,800 shares of common stock were granted to World Link Asset Management for services in connection with our November 2003 financing, as discussed more fully in Item 5, "Recent Sales of Unregistered Securities". Of those, warrants representing 64,800 shares remain outstanding. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MSLT Delaware. Of those, options representing 140,649 shares remain outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2004, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.


                                                             Number of Shares
Name and Address of Beneficial Owner (1)                  Beneficially Owned (2)            Percent of Class (2)
----------------------------------------                  ----------------------            --------------------
John F. Steel IV                                                9,314,500(3)                        24.3%

Richard Schoninger                                              3,190,850(4)                         8.3%
667 Madison Avenue
New York, NY 10021

Don and Bonnie Saunders Family Trust                            2,744,339(5)                         7.1%
900 E. Desert Inn Road, Apt. 521
Las Vegas, NV 89109

John J. Hagenbuch                                               3,819,852(6)                         9.8%
3673 Jackson Street
San Francisco, CA 94118

Hartoun Hartounian, Ph.D.                                       1,462,710(7)                         3.7%

William G. Kachioff                                               350,000(7)                         0.9%

Robert W. Anderson, M.D.                                          190,648(7)                         *

Steven T. Frankel                                                 112,667(7)                         *

James R. Gavin III, M.D., Ph.D.                                   190,648(7)                         *

All officers and directors as a group (6 in number)            11,621,173(8)                        28.5%

* Less than one percent.

(1) Except as otherwise indicated, the address for each beneficial owner is 6370 Nancy Ridge Drive, Suite 112, San Diego, CA 92121.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 38,413,030 shares outstanding on March 16, 2004, adjusted as required by rules promulgated by the Commission.

(3) Excludes 10,000 shares held by Mr. Steel's daughter. Mr. Steel disclaims beneficial ownership of such shares as he does not have voting or investment control over such shares.

(4) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr. Schoninger may be deemed to share voting and investment control with the child's mother.

(5) Don and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust, and share voting and investment power over the 2,096,971 shares held by such trust. Also includes 647,368 shares held by Mr. Saunders and his wife as trustees of an irrevocable trust for which Mr. and Mrs. Saunders share voting and investment power. Excludes 850,000 shares subject to a warrant with an exercise price of $6.00 per share and 425,000 shares subject to a warrant with an exercise price of $12.00 per share, as these warrants are substantially out of the money and are not currently exercisable for common stock. If and when Mr. and Mrs. Saunders determine to sell any of the 2,499,339 shares beneficially owned by them, or Mr. Saunders determines to sell any of the 1,275,000 shares subject to the warrants, they may do so only pursuant to a registration statement covering such resales. The ownership information for the Don and Bonnie Saunders Family Trust in this table is based solely on information disclosed on Schedule 13G under the Securities Exchange Act of 1934.

(6) Includes 1,758,772 shares held by Jackson St. Partners, and 10,000 shares held by Mr. Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Mr. Hagenbuch's spouse is the sister of John F. Steel IV. Also includes 200,000 shares subject to an immediately exercisable warrants issued to a trust affiliated with Mr. Hagenbuch.

(7) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of March 16, 2004.

(8) Includes 2,400,506 shares subject to options exercisable within 60 days of March 16, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, Frank Danesi, Jr., our sole officer and director and owner of approximately 90.22% of our then outstanding shares of capital stock, sold all of his 3,075,000 shares of common stock to the Don and Bonnie Saunders Family Trust for a cash purchase price of $300,000. The Don and Bonnie Saunders Family Trust purchased a total of 615,000 of such shares as nominee for others, including 275,132 shares for Thomas K. Russell and 137,566 for Mark C. Russell. Thomas K. Russell and Mark C. Russell are brothers. The sale constituted a change of control of our company. Thomas K. Russell also became our President, Chairman and sole director at that time. In April 2002, we acquired MSLT Delaware through a merger of our newly-formed, wholly-owned subsidiary with MSLT Delaware. MSLT Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing 85% of the post-merger outstanding shares of the company. In the merger, MSLT Delaware common shares were exchanged on a one-for-one basis for our common shares, and MSLT Delaware's Series A Preferred shares were exchanged on a 15.6275 for-one basis for our common shares.

ASA Investment Company served as the private placement adviser for a private offering of securities by MSLT Delaware which closed simultaneously with the merger, and for our subsequent private placement of 34,667 shares of our common stock. MSLT Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction, Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would have equity interests. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained an ownership interest or other interest in ASA. Mr. Saunders, his wife Bonnie Saunders, and the Don and Bonnie Saunders Family Trust collectively purchased 122,500 MSLT Delaware shares in the private offering with gross proceeds to us of $735,000. Temple Securities, Ltd., a company associated with Thomas K. Russell and Mark C. Russell, purchased 52,500 MSLT Delaware shares with gross proceeds to us of $315,000. These investments were on the same terms as all other investments in the private offering. ASA Investment Company received commissions equal to ten percent of the approximately $4 million in gross offering proceeds, and in connection with the merger, received an investment banking fee of $200,000 plus 33,334 shares of our common stock. ASA earned additional commissions totaling $75,833 in connection with post-acquisition private placements including $55,033 from the sale of 1,000,600 shares in September 2003 to certain investors.

In April 2002, we issued warrants to purchase 1,000,000 shares of our common stock at $6.00 per share and 500,000 shares of our common stock at $12.00 per share to the following persons in the amounts set forth opposite their names:


Name                           $6.00 Warrants                 $12.00 Warrants
----                           --------------                 ---------------

Donald G. Saunders                     850,000                      425,000
Thomas K. Russell                      100,000                       50,000
Mark C. Russell                         50,000                       25,000
                                        ------                       ------

Total:                               1,000,000                      500,000
                                     =========                      =======

The warrants are exercisable at any time until July 31, 2007.

In April 2003 and May 2003, we borrowed $300,000 and $200,000, respectively, from a trust affiliated with Mr. John J. Hagenbuch, a significant beneficial owner of our shares. The loans had an annual interest rate of 4.25%, with principal and accrued interest originally due August 9, 2003 and September 9, 2003. As additional consideration for the loans, we issued to the lender two ten-year warrants exercisable for an aggregate of 100,000 shares of common stock at an exercise price of $1.49 per share.

On August 26, 2003, we reached agreement with Mr. Hagenbuch to extend the maturity dates of the loans to December 7, 2003 and January 8, 2004, respectively. As additional consideration for the loan extensions, we issued the lender two ten-year warrants exercisable for an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share.

On October 31, 2003, we reached agreement with Mr. Hagenbuch to cancel the notes evidencing the loans in exchange for 1,022,200 shares and a warrant to purchase 408,880 shares at $1.00 per share. The two loans had a combined principal and interest balance of $511,100. At the same time, Mr. Hagenbuch agreed to have his trust purchase for cash 300,000 shares at $0.50 per share. Mr. Hagenbuch's trust also received a warrant to purchase 120,000 shares at $1.00 per share in connection with this purchase. As a result of these transactions, Mr. Hagenbuch is now beneficial owner of approximately 12.6% of our outstanding stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

         3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         3.3 Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on November 20, 2002).

         4.1 Specimen Common Stock Certificate (incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on November 20, 2002).

         10.1 Amended and Restated 2000 Stock Option Plan of the Registrant, as amended and restated January 30, 2004.*

         10.2 Investment Banking Agreement dated October 22, 2001 by and between MSLT Delaware and ASA Investment Company, as amended (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25,
                  2002).

         10.3 License and Sponsored Research Agreement dated September 15, 1998 by and between MSLT Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

         10.4 Amendment to License and Sponsored Research Agreement dated February 5, 1999 by and between MSLT Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

         10.5 Research Service Agreement dated November 20, 2002 between the Registrant and The Governors of the University of Alberta (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

         10.6 Research Funding and Option Agreement dated February 20, 2003 by and between the Registrant and the Scripps Research Institute, a California nonprofit public benefit corporation (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 28, 2003).+

         10.7 Standard Industrial/Commercial Multi-Tenant Lease dated July 3, 2002 by and between the Registrant and Nancy Ridge Technology Center, L.P. (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.8 Warrant Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 1, 2002 and filed with the Commission on March 6, 2002).

         10.9 Class A Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.10 Class B Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.11 Class A Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.12 Class B Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.13 Class A Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.14 Class B Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         10.15 Employment Agreement between MSLT Delaware and Hartoun Hartounian dated June 23, 2000.*

         10.16 Amendment Agreement dated January 30, 2004 to Employment Agreement between MSLT Delaware and Hartoun Hartounian dated June 23, 2000.*

         10.17 Employment Agreement between the Registrant and William Kachioff dated May 1, 2002 (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 28, 2003).

         10.18 Amendment Agreement dated January 30, 2004 to Employment Agreement between the Registrant and William Kachioff dated May 1, 2002.*

         10.19 Common Stock Purchase Agreement, dated as of April 1, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K dated and filed on April 2, 2003).

         10.20 Registration Rights Agreement, dated as of April 1, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K dated and filed on April 2, 2003).

         10.21 120 Day Note, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant's Form SB-2 filed April 15, 2003).

         10.22 Warrant Agreement, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.19 to the Registrant's Form SB-2 filed April 15, 2003).

         10.23 120 Day Note, dated May 12, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 13, 2003).

         10.24 Warrant Agreement, dated May 12, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 13, 2003).

         10.25 Amendment to 120 Day note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.1 to the Registrants 8-K filed August 28, 2003).

         10.26 Warrant Amendment, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.2 to the Registrants 8-K filed August 28, 2003).

         10.27 Amendment to 120 Day note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.3 to the Registrants 8-K filed August 28, 2003).

         10.28 Warrant Amendment, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.4 to the Registrants 8-K filed August 28, 2003).

         10.29    Form of Stock Purchase Agreement (incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 8-K filed on September 11, 2003).

         10.30 Amended and Restated Securities Purchase Agreement dated October 31, 2003 between the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 3, 2003).

         10.31 Form of Warrant dated October 31, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed November 3, 2003).

         10.32    Warrant dated October 31, 2003 to World Link Asset
                  Management.*

         10.33 Form of Special Stock Option used in connection with option grants outside of Registrant's stock option plans (incorporated by reference to the Registrant's Registration Statement on Form S-8 filed September 26, 2003).

         10.34 Special Stock Option granted to Robert W. Anderson on November 10, 2003.*

         10.35 Special Stock Option granted to James R. Gavin III on November 10, 2003.*

         10.36 Special Stock Option granted to Steven T. Frankel on November 10, 2003.*

         10.37    Form of Securities Purchase Agreement dated as of March 16,
                  2004.*

         10.38    Form of Warrant Agreement dated as of March 16, 2004.*

         10.39 Table of Special Stock Options granted outside of Registrant's Stock Option plans.*

         21.1 List of Subsidiaries (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

         23.1     Consent of Deloitte & Touche LLP *

         24.1 Power of Attorney (included as part of the signature page attached hereto).

         31.1 Certification of John F. Steel IV, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of William G. Kachioff, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John F. Steel IV, Principal Executive Officer, and William G. Kachioff, Principal Financial Officer

* Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K

We filed a Form 8-K on November 3, 2003, containing disclosure in Items 5 and 7.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table describes fees for professional audit services rendered by Deloitte & Touche LLP, our principal accountant, for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

--------------------------------------------------------------------------------
Type of Fee                                   2003                  2002
--------------------------------------------------------------------------------
Audit Fees (1)                              $  71,577             $24,200
--------------------------------------------------------------------------------
Audit Related Fees (2)                         29,140              48,990
--------------------------------------------------------------------------------
Tax Fees (3)                                   10,560               3,367
--------------------------------------------------------------------------------
Total                                       $ 111,277             $76,557
--------------------------------------------------------------------------------

(1) Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

(2) Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.

(3) Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Deloitte & Touche LLP in providing services to us for the fiscal year ended December 31, 2003 and has concluded that such services are compatible with their independence as our company's auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Deloitte & Touche LLP in fiscal 2003.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MICROISLET, INC.

                                     By:  /S/ John F. Steel IV
                                          --------------------------------------
                                          John F. Steel IV
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

                                     Date:  March 30, 2004

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

               Signature                            Title                           Date
               ---------                            -----                           ----

/S/ John F. Steel IV                   Chairman and Chief Executive Officer   March 30, 2004
------------------------------         (Principal Executive Officer)
John F. Steel IV
                                       Vice President, Finance and Chief      March 30, 2004
                                       Financial Officer
/S/ William G. Kachioff                (Principal Financial and Accounting
------------------------------         Officer)
William G. Kachioff


/S/ Hartoun Hartounian                 President, Chief Operating Officer     March 30, 2004
------------------------------         and Director
Hartoun Hartounian, Ph.D.

                                                                              March 30, 2004
/S/ Robert W. Anderson                 Director
------------------------------
Robert W. Anderson, M.D.

                                                                              March 30, 2004
/S/ James R. Gavin III                 Director
------------------------------
James R. Gavin III, M.D., Ph.D.

                                                                              March 30, 2004
/S/ Steven T. Frankel                  Director
------------------------------
Steven T. Frankel


INDEPENDENT AUDITOR'S REPORT

The Board of directors and Shareholders of MicroIslet, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of MicroIslet, Inc. (the "Company"), a development stage enterprise, as of Deceinber 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period of from August 21, 1998 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these fmancial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period ftom August 21, 1998 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the consolidated financial statements, subsequent to December 31, 2003, the Company completed a sale of common stock for gross proceeds of $12.8 million.



/S/ Deloitte & Touche LLP

March 29, 2004
San Diego, California

                                             MICROISLET, INC.
                                       (A Development Stage Company)
                                        Consolidated Balance Sheets

                                                                            December 31,     December 31,
                                                                                2003              2002
                                                                           -------------     -------------
ASSETS

Current Assets:
         Cash                                                              $    529,877      $    813,696
         Grants receivable                                                       16,242            35,047
         Prepaid expenses                                                        65,849           110,469
                                                                           -------------     -------------

                  Total current assets                                          611,968           959,212
                                                                           -------------     -------------

Equipment, net                                                                  104,952           167,074
Patents, net                                                                     11,522            11,996
Deposits and other assets                                                        50,210            50,210
                                                                           -------------     -------------

                  Total assets                                             $    778,652      $  1,188,492
                                                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Research expenses due to stockholder                              $    230,000      $    230,000
         Deferred grant revenue                                                      --            40,352
         Accounts payable and accrued expenses                                  181,458           435,303
                                                                           -------------     -------------

                  Total current liabilities                                     411,458           705,655
                                                                           -------------     -------------

Stockholders' Equity:
         Convertible preferred stock - $.001 par value: 10,000,000
              shares authorized; zero shares issued and outstanding
              at December 31, 2003 and December 31, 2002                             --                --
         Common stock - $.001 par value: 50,000,000 shares authorized;
              28,143,699 and 22,658,592 shares issued and outstanding
              at December 31, 2003 and December 31, 2002, respectively           28,144            22,659
         Additional paid-in capital                                          15,417,108        12,498,419
         Deficit accumulated during the development stage                   (15,078,058)      (12,038,241)
                                                                           -------------     -------------

                  Total stockholders' equity                                    367,194           482,837
                                                                           -------------     -------------

                  Total liabilities and stockholders' equity               $    778,652      $  1,188,492
                                                                           =============     =============

                              See notes to consolidated financial statements.

                                               MICROISLET, INC.
                                        (A Development Stage Company)
                                    Consolidated Statements of Operations

                                                             Year Ended              August 21, 1998
                                                            December 31,                    to
                                                  -------------------------------      December 31,
                                                       2003              2002              2003
                                                  -------------     -------------     -------------
Grant revenue                                     $    255,857      $    137,087      $    409,790

Expenses:
     Research and development expenses               1,497,682         1,137,465         7,363,014
     General and administrative expenses             1,640,389         5,106,412         8,000,895
                                                  -------------     -------------     -------------
          Operating expenses                        (3,138,071)       (6,243,877)      (15,363,909)
                                                  -------------     -------------     -------------
          Loss from operations                      (2,882,214)       (6,106,790)      (14,954,119)
                                                  -------------     -------------     -------------

Other income (expense):
     Interest income                                     3,600            19,432            53,883
     Interest and other expenses                      (153,763)          (18,777)         (172,701)
     Other                                              (7,440)               --            (5,121)
                                                  -------------     -------------     -------------
              Total other income (expense)            (157,603)              655          (123,939)
                                                  -------------     -------------     -------------

              Net loss                            $ (3,039,817)     $ (6,106,135)     $(15,078,058)
                                                  =============     =============     =============


Basic and diluted net loss per share              $       (.12)     $       (.29)     $       (.81)
                                                  =============     =============     =============

Weighted average number of shares outstanding
     used in calculation                            24,359,263        20,904,114        18,537,683

                               See notes to consolidated financial statements.

                                                   MICROISLET, INC.
                                             (A Development Stage Company)
                                               Statements of Cash Flows

                                                                       Year Ended        Year Ended   August 21, 1998 to
                                                                      December 31,      December 31,      December 31,
                                                                          2003              2002             2003
                                                                     -------------     -------------     -------------
Cash flows from operating activities:
     Net loss                                                        $ (3,039,817)     $ (6,106,135)     $(15,078,058)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Compensation paid with warrant                                       --         3,477,723         3,477,723
           Interest paid with warrant                                     142,300                --           142,300
          In process research and development
               acquired for common stock                                       --                --         2,067,518
          Compensation paid with stock options                            253,717           331,473         2,136,958
          Depreciation and amortization                                    45,314            34,484           106,910
          Loss on disposal of equipment                                     3,149            15,084            18,233
Changes in operating assets and liabilities:
     Deposits and other assets                                                 --           (33,508)          (62,680)
     Grants receivable                                                     18,805           (30,075)          (16,242)
     Prepaid expenses                                                      44,620           (86,561)          (65,849)
     Deferred grant revenue                                               (40,352)           40,352                --
     Accounts payable and accrued expenses                                (23,885)          368,924           411,418
     Research expenses due to stockholder                                      --           (10,000)          230,000
                                                                     -------------     -------------     -------------

               Net cash used in operating activities                   (2,596,149)       (1,998,239)       (6,631,769)
                                                                     -------------     -------------     -------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                        1,000                --             1,000
     Purchases of equipment                                               (16,867)         (154,904)         (260,147)
                                                                     -------------     -------------     -------------

               Net cash used in investing activities                      (15,867)         (154,904)         (259,147)
                                                                     -------------     -------------     -------------

Cash flows from financing activities:
     Loan from related parties                                            525,000                --           525,000
     Repaymnet of loan from related parties                               (25,000)               --           (25,000)
     Proceeds from sale of common stock                                 1,828,197         2,418,158         6,734,293
     Proceeds from sale of preferred stock                                     --                --           186,500
                                                                     -------------     -------------     -------------

               Net cash provided by financing activities                2,328,197         2,418,058         7,420,793
                                                                     -------------     -------------     -------------

               Net increase (decrease) in cash                           (283,819)          264,915           529,877

Cash at beginning of period                                               813,696           548,781                --
                                                                     -------------     -------------     -------------

Cash at end of period                                                $    529,877      $    813,696      $    529,877
                                                                     =============     =============     =============

Interest paid                                                        $        364      $        411      $        936
Income taxes paid                                                    $      3,445      $      3,282      $      6,727

Non-cash investing and financing activities:
     Conversion of loan from related parties to
          common stock                                               $    500,000      $         --      $    500,000
     In-process research and development
          acquired for common stock                                  $         --      $         --      $  2,067,518

                                    See notes to consolidated financial statements.

                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity

                                              PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                        -------------------------  -------------------------   PAID-IN     ACCUMULATED
                                           Shares       Amount        Shares      Amount       CAPITAL       DEFICIT       TOTAL
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------
Sale of common stock to
  founders, August 21, 1998                      --  $        --    12,594,203  $    12,594  $   (12,110)  $        --  $       484

Stock issued pursuant to
  license agreement,
                     September 15, 1998          --           --       344,586          345         (323)           --           22
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 1998                       --           --    12,938,789       12,939      (12,433)           --          506

Sale of preferred stock, net:
                            May 4, 1999      82,888           83            --           --      186,417            --      186,500

Net loss                                                                                                       (72,775)     (72,775)
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 1999                   82,888           83    12,938,789       12,939      173,984       (72,775)     114,231

Sale of common stock, net:
                       January 20, 2000          --           --     1,706,679        1,707      498,293            --      500,000
                       January 24, 2000          --           --       500,080          500         (468)           --           32
Payments received for
  January 1, 2001 stock sale                     --           --            --           --      500,000            --      500,000

Compensation expense related to
  valuation of options issued                    --           --            --           --      211,022            --      211,022

Net loss                                         --           --            --           --           --      (965,235)    (965,235)
                                        ------------ ------------  ------------ ------------ ------------  ------------ ------------

Balance, December 31, 2000                   82,888           83    15,145,548       15,146    1,382,831    (1,038,010)      360,050

                                           See notes to consolidated financial statements.

                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity

                                         PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                   ---------------------------  --------------------------    PAID-IN     ACCUMULATED
                                       Shares        Amount        Shares        Amount       CAPITAL       DEFICIT        TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2000               82,888            83    15,145,548        15,146     1,382,831    (1,038,010)      360,050

Sale of common stock, net:
                  January 1, 2001            --            --     1,706,679         1,707       498,293            --       500,000
                     July 2, 2001            --            --        52,094            52        99,948            --       100,000
                 November 2, 2001            --            --       166,668           166       887,334            --       887,500
Stock issued pursuant to
license agreement,
                 October 16, 2001            --            --       344,586           345     2,067,173            --     2,067,518
Compensation expense related to
valuation of options issued                  --            --            --            --     1,340,746            --     1,340,746
Net loss                                     --            --            --            --            --    (4,894,096)   (4,894,096)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2001               82,888  $         83    17,415,575  $     17,416  $  6,276,325  $ (5,932,106) $    361,718
                                   ============= ============= ============= ============= ============= ============= =============

Sale of common stock, net:

                   April 24, 2002            --            --       504,620           505     2,430,351            --     2,430,856
                     May 13, 2002            --            --        10,000            10        53,990            --        54,000
                     May 15, 2002            --            --         8,333             8        44,992            --        45,000
                  August 31, 2002            --            --        16,334            17        88,185            --        88,202

33,334 shares due pursuant to
  Investment Banking Agreement               --            --            --            --      (200,000)           --      (200,000)

Conversion of preferred stock
  to common stock                       (82,888)          (83)    1,295,332         1,295        (1,212)           --            --

Issuance of shares in merger
  with ALD Services, Inc.                    --            --     3,408,398         3,408        (3,408)           --            --

Reverse Merger Warrant Expense               --            --            --            --     3,477,723            --     3,477,723

Compensation expense related to
  valuation of options issued                --            --            --            --       331,473            --       331,473

Net loss                                     --            --            --            --            --    (6,106,135)   (6,106,135)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2002                   --  $         --    22,658,592  $     22,659  $ 12,498,419  $(12,038,241) $    482,837
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

                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity

                                       PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                 ---------------------------  --------------------------    PAID-IN     ACCUMULATED
                                     Shares        Amount        Shares        Amount       CAPITAL       DEFICIT        TOTAL
                                 ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2002                 --  $         --    22,658,592  $     22,659  $ 12,498,419   $(12,038,241)  $    482,837
                                 ============  =============  ============ ============= =============  =============  =============

Sale of common stock, net of
  $79,806 issuance cost :
                    June 26, 2003          --            --       500,000           500       249,500             --        250,000
                September 4, 2003          --            --     1,000,600         1,001       399,429             --        400,430
                 October 31, 2003          --            --     1,080,000         1,080       468,984             --        470,064
Common stock sold to related
  party, October 31, 2003                  --            --       300,000           300       149,700             --        150,000

Common stock sold under
  agreement with Fusion
  Capital, net of $25,335
  issuance cost                            --            --     1,017,505         1,018       533,645             --        534,663

Common stock issued
  under Agreement with
  Fusion  Capital as
  issuance cost                            --            --       501,468           501          (501)            --             --

Compensation expense
  related to valuation of
  options issued                           --            --            --            --       253,717             --        253,717

Common stock issued in
  conversion of related
  party debt                               --            --     1,022,200         1,022       510,078             --        511,100

Stock issued on exercise of
  employee stock options                   --            --        30,000            30        11,870             --         11,900

Warrants issued in relation
  to related party debt                    --                                        --       142,300             --        142,300

Common stock issued as
  commission                               --            --        33,334            33       199,967             --        200,000

Net loss                                   --            --            --            --            --     (3,039,817)    (3,039,817)
                                 -------------  -------------  ------------ ------------ ------------- ------------- --------------

Balance, December 31, 2003                 --   $         --    28,143,699  $    28,144  $ 15,417,108  $(15,078,058) $     367,194
                                 =============  =============  ============ ============ ============= ============= ==============

                                           See notes to consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former shareholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the 2002 condensed consolidated financial information presented herein includes the financial results of MicroIslet of Delaware for the entire year ended December 31, 2002, and the financial results of the Company (which functions as a holding company after the Merger) for the post-Merger period from April 24, 2002 through December 31, 2002. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to December 31, 2003, and the financial results of the Company for the post-Merger period from April 24, 2002 through December 31, 2003.

As shown in the financial statements, the Company incurred net losses of $3.0 million and $6.1 million for 2003 and 2002, respectively, and had an accumulated deficit of $15.1 million as of December 31, 2003. As described in Note 12, on March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million. The Company sold an aggregate of approximately 9.8 million shares for $1.30 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase an aggregate of approximately 4.9 million shares at $1.00 per share. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the fourth quarter of 2005. The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

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

Intangibles and Long-Lived Assets
---------------------------------

The Company's policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount is reduced to fair value. The Company carries no goodwill on its books at either December 31, 2003 or 2002. Further, during fiscal 2003 and 2002, the Company had no material impairments of intangible assets, which consist primarily of patents.

Research and Development
------------------------

Research and development costs are charged to operations when incurred.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Segment Reporting
-----------------

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Stock-Based Compensation
------------------------

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

                                                                                    August 21, 1998
                                                                                    (Inception) to
                                                                                     December 31
                                                     2003              2002              2003
                                                -------------     -------------     -------------
Net loss, as reported                           $ (3,039,817)     $ (6,106,135)     $(15,078,058)

Add: Total stock-based compensation expense
   under APB No. 25                                  174,799           228,701           725,889

Deduct: Stock-based compensation
   expense determined under the
   fair value method for all awards               (1,202,185)       (1,155,119)       (2,865,774)
                                                -------------     -------------     -------------


Net loss, pro forma                             $ (4,067,203)     $ (7,032,553)     $(17,217,943)
                                                =============     =============     =============


Net loss per share, as reported:
     Basic and diluted                          $       (.12)     $       (.29)     $       (.81)
                                                =============     =============     =============

Net loss per share, pro forma:
     Basic and diluted                          $       (.17)     $       (.37)     $       (.93)
                                                =============     =============     =============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                     Year ended
                                        -----------------------------------
                                        Dec. 31, 2003         Dec. 31, 2002
                                        -------------         -------------

Risk free interest rate                           3%                    5%
Dividend yield                                    --                    --
Volatility                                      123%                   80%
Weighted average expected life               8 years              10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as "FIN 46(R)", requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. The Company does not have any variable interest entites covered by the Statement.

  In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in a financial institution and a money market fund at the same institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The money market fund is uninsured.

NOTE 3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                      2003                2002
                                                   ----------         ----------
Equipment:
----------
Laboratory equipment                               $ 117,361          $ 101,823
Computer equipment                                    41,078             41,078
Furniture and fixtures                                24,096             30,655
Leasehold improvements                                14,488             14,488
Assets in progress                                        --             30,000
                                                   ----------         ----------
                                                   $ 197,023          $ 218,044

Less accumulated depreciation                        (92,071)           (50,970)
                                                   ----------         ----------

                                                   $ 104,952          $ 167,074
                                                   ==========         ==========

Intangible assets:
------------------
Patents                                            $  13,892          $  13,892
Less accumulated amortization                         (2,370)            (1,896)
                                                   ----------         ----------

                                                   $  11,522          $  11,996
                                                   ==========         ==========

NOTE 4.  LICENSE AGREEMENT

In September 1998, the Company entered into a license agreement with Duke University (Duke). Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology, which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development ("R&D") because the technology is in the early development stage and has no foreseeable alternative future uses. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of $0 in 2003 and 2002 and $500,000 from August 21, 1998 (inception) to December 31, 2001. The amount recorded as research expenses due stockholder of $230,000 as of December 31, 2003 represents charges Duke has billed the Company. In March 2004, the Company paid $200,000 to Duke in full settlement of this obligation.

NOTE 5.  COMMITMENTS

The Company has office and laboratory facilities under noncancelable operating leases. Rent expense was $222,087 for the year ended December 31, 2003 and $437,897 from August 21, 1998 (inception) to December 31, 2003. The following is a schedule of total future minimum lease payments under all noncancelable operating leases:

         Year Ending December 31:


                  2004                                        $        215,972
                  2005                                                 167,732
                  2006                                                   2,705
                                                              -----------------

                  TOTAL                                       $        386,409
                                                              =================


NOTE 6. MERGER OF MICROISLET OF DELAWARE AND A WHOLLY OWNED SUBSIDIARY OF ALD AND SALE OF SECURITIES

On April 24, 2002, the Company consummated an integrated series of transactions which resulted in the effective exchange of 3,913,018 shares of common stock for net proceeds of $2.4 million. As a result, MicroIslet of Delaware became a wholly owned subsidiary of ALD, which was previously a "public shell entity," through a reverse triangular merger among MicroIslet of Delaware, ALD and a newly formed, wholly owned subsidiary of ALD (the "Merger"). For accounting purposes, the Company was deemed to have issued 3,408,398 shares of common stock (the "Merger Shares") in exchange for all of the outstanding equity securities of ALD. ALD had no assets or liabilities at the time of the Merger. Contemporaneous with the Merger, MicroIslet of Delaware closed a private placement (the "Private Offering") in which it sold 504,620 shares of common stock in exchange for approximately $2.4 million of net cash proceeds. The sale of these common shares was subject to the terms of an Investment Banking Agreement and a Private Placement Memorandum. The terms of the agreements included specified minimum gross offering proceeds of $3 million, and a requirement that MicroIslet of Delaware complete the aforementioned transaction with a "public shell entity." Pursuant to this private offering, the investors were granted the right to receive additional shares of common stock if MicroIslet of Delaware sells any securities for less than $6.00 per share. In the event of such a sale, these investors would be entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price. MicroIslet of Delaware has not sold any securities to trigger these rights.

Two individuals who were affiliates of ALD were also then affiliates of ASA Investment Company ("ASA"), which served as the placement agent for the Private Offering. One of these individuals was ALD's former president and sole director ("ALD's President"), and the other individual was the beneficial owner of 76.9% of the ALD's outstanding common stock prior to the Merger ("ALD's majority shareholder"). Certain trusts affiliated with ALD's majority shareholder subscribed for 175,000 MicroIslet of Delaware shares ($1,050,000 gross proceeds) in the Private Offering. 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company associated with ALD's President and his brother, who was also then affiliated with ASA. ASA received cash commissions equal to ten percent of the gross Private Offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 and 33,334 shares of common stock. Cash payments to ASA were withheld from the gross offering proceeds distributed to the Company and have been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The Company was advised in May 2002 that ALD's majority shareholder, ALD's President and his brother were no longer affiliated with ASA.

The Company believes that the Private Offering and the issuance of the Merger Shares is a single capital raising activity that netted proceeds of approximately $2.4 million. Because of the integrated nature of the transactions described above, no expense has been recorded for either the Merger Shares or the Private Offering shares deemed issued by the Company.

The Merger resulted in a change in control of ALD. The sole director resigned effective upon the close of business on April 24, 2002, and was replaced by a four-member board of directors appointed by MicroIslet of Delaware. The board of directors expanded to five directors in May 2002.

After the merger, we sold an additional 34,667 shares of our common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as MicroIslet of Delaware's April 2002 private placement described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale all of the shares sold through ASA in private placements. The registration statement was filed July 25, 2002, was subsequently amended, and was declared effective on February 14, 2003. The unsold shares were dereistered in November 2003.

NOTE 7.  RELATED PARTIES /ISSUANCE OF WARRANTS

On April 2, 2002, ALD issued an aggregate of 1,000,000 Class A Warrants and 500,000 Class B Warrants to three persons, including ALD's majority shareholder, ALD's President and his brother. The Class A Warrants and the Class B Warrants are referred to collectively as the "Warrants."

Each outstanding Class A Warrant entitles the holder thereof to purchase one share of common stock at a price of $6.00 per share and each outstanding Class B Warrant entitles the holder thereof to purchase one share of common stock at a price of $12.00 per share. Subject to restrictions and limitations contained in an associated Warrant Agreement, both the Class A and the Class B Warrants are generally exercisable until July 31, 2007. The Warrant Agreement requires the Company to register the shares underlying the Warrants and to maintain an effective registration statement during such time as the Warrants and underlying shares remain outstanding.

The Company has valued the Warrants at approximately $5,900,000. This valuation was determined using the Black-Scholes option pricing model using the five year life of the Warrants, an annual risk free rate of return of 5.2%, volatility of 120% and no dividends.

Because the Warrants related to services provided in connection with the transaction discussed in Note 2 above, these Warrants been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The excess of the value of the Warrants over the proceeds ($3,477,723) has been recorded as warrant compensation expense. The shares of common stock issued upon exercise of the Warrants are required to be registered upon exercise.

During 2003, the Company borrowed a total of $525,000 from two shareholders. $500,000 of these loans plus $11,100 of accrued interest was converted to common stock at $0.50 per share and $25,000 was repaid prior to December 31, 2003. In relation to the borrowing of the $500,000, the Company issued the lender ten-year warrants for a total of 200,000 shares of common stock, with exercise prices ranging from $0.50 to $1.49. The Company recorded interest expense in relation to the warrants in the amount of $142,300. These warrants have no registration rights.

In addition, during 2003, in relation to various equity financings, the Company issued two-year warrants for 1,025,680 shares of registered common stock, with exercise prices of $1.00, of which warrants for 64,800 shares were issued to the placement agent. During 2003, five-year warrants for 4,917,116 shares of common stock, with an exercise price of $1.00 were also issued in relation to various equity financing. The shares of common stock issued upon exercise of these warrants will be registered during 2004.

As of December 31, 2003, the Company had total outstanding warrants to purchase 7,642,796 shares of common stock at exercise prices ranging from $0.50 to $12.00 per share as described above. No warrants were exercised to purchase common stock during 2003 or 2002.

NOTE 8.  STOCKHOLDERS' EQUITY

Fusion Capital
--------------

In April 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase, on each trading day during the term of the agreement, $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended March 31, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2002.

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

As of March 16, 2004, we have issued an aggregate of 1,432,602 shares to Fusion Capital and have received $1,059,995 in total proceeds under the common stock purchase agreement. The Fusion Capital purchase commitment is currently on hold, and we expect it to remain on hold while we have sufficient working capital on hand to meet our operating needs.

Convertible Preferred Stock
---------------------------

On April 24, 2002 each of the 82,888 shares of preferred stock outstanding was converted into 15.6275 shares of common stock in connection with the Merger.

Stock Splits
------------

Effective November 7, 2000, the Board of Directors authorized a 5-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 3,876,640 additional shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split. Effective October 18, 2001, the Board of Directors authorized a 3.1255-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 11,843,483 additional shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock splits.

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

The Company applies SFAS 123 and EITF 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the vesting period based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002: risk free interest rate of 3%; dividend yield of 0%; volatility of 123% in 2003 and 80% in 2002; expected life of 5 to 10 years; and market value of the Company's common stock ranging from $0.45 to $1.45 in 2003 and from $2.05 to $3.50 in 2002. Compensation cost charged to operations for options granted to consultants performing advisory services was $78,919 in 2003, $102,770 in 2002 and $1,271,912 from August 21, 1998
(inception) to December 31, 2003.

The following summary presents the options granted, exercised, expired, forfeited and outstanding at December 31, 2003 and 2002:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                 NUMBER OF         EXERCISE
                                                  SHARES             PRICE
                                               ------------       ------------

Outstanding at December 31, 2001                 3,158,319        $      .32

Granted                                            587,898        $     4.18
Exercised                                               --                --
Expired                                                 --                --
Forfeited                                         (312,550)              .29
                                               ------------

Outstanding at December 31, 2002                 3,433,667        $      .94

Granted                                          1,075,499        $      .53
Exercised                                          (30,000)              .40
Expired                                                 --                --
Forfeited                                          (50,000)             1.29
                                               ------------

Outstanding at December 31, 2003                 4,429,166        $      .87
                                               ============

The weighted average fair value of options granted during 2003 and 2002 was $0.53 and $3.49, respectively. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2003:

                                                                      WEIGHTED
                                                                      AVERAGE
                                  NUMBER OF SHARES                   REMAINING
                       --------------------------------------       CONTRACTUAL
EXERCISE PRICE         OUTSTANDING                EXERCISABLE           LIFE
--------------         -----------                -----------       ------------
 $0.29 - $0.29         2,507,593                   2,463,749            6.78
 $0.30 - $0.80         1,368,679                   1,160,404            8.87
 $1.45 - $2.95           391,000                     225,889            8.20
 $4.40 - $5.00           161,894                     133,561            8.91

    Total              4,429,166                   3,983,603            7.63
                      ===========                 ===========

NOTE 9.  EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Potential common shares related to convertible preferred stock and stock options were not included in the calculation of diluted earnings per share because of their anti-dilutive effect.

NOTE 10. INCOME TAXES

                                                    2003              2002
                                               --------------    --------------
Deferred tax assets:
      Net operating loss carryforwards         $   3,918,000     $   2,876,000
      Acquired in-process R&D                             --                --
      Stock-based compensation                       549,000           511,000
      Warrants                                     1,490,000         1,490,000
      Research and development credit                800,000           683,000
      Accrual to cash                                141,000                --
      Other                                            4,000                --
                                               --------------    --------------
                                                   6,902,000         5,560,000
Deferred tax liabilities:
      State taxes                                   (581,000)         (462,000)
      Accrual to cash                                     --          (250,000)
      Other                                               --            (5,000)
                                               --------------    --------------

Net deferred tax asset                             6,321,000         4,843,000
Less valuation allowance                          (6,321,000)       (4,843,000)
                                               --------------    --------------

                                               $         -0-     $         -0-
                                               ==============    ==============

The net deferred tax asset has been fully reserved due to uncertainties as to its realizability. The valuation allowance increased by $1,478,000 in 2003 and $2,488,000 in 2002.

The Company has not recorded income tax expense or benefit for the years ended December 31, 2003 and 2002, and the period from August 21, 1998 (inception) through December 31, 2003. The net deferred tax asset has been full reserved due to uncertainties as to its realizability.

At December 31, 2003, the Company has net operating loss carryforwards of approximately $9,140,000 for federal and state purposes. The federal and state net operating loss carryforwards begin to expire in 2019 and 2007, respectively.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                     2003              2002
                                                --------------    --------------
      Federal tax benefit at statutory rate     $   1,034,000     $   2,072,000
      State tax benefit, net                          163,000           588,000
      Increase in valuation allowance              (1,478,000)       (2,488,000)
      Research and development credit                 317,000                --
      Other permanent items                            20,000            15,000
      Stock based compensation                        (56,000)         (187,000)
                                                --------------    --------------

      Provision for income taxes                $         -0-     $         -0-
                                                ==============    ==============

NOTE 11. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2003 and 2002, nor in any prior period since inception of the plan.

NOTE 12. SUBSEQUENT EVENTS

On March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million. The Company sold an aggregate of approximately 9.8 million shares for $1.30 per share. In connection with the financing the Company also issued to the investors five-year warrants to purchase an aggregate of approximately 4.9 million shares at $1.00 per share. This transaction provided net proceeds of approximately $12.0 million. In the event we sell securities at a price lower than $1.30 per share before the effectiveness of the registration statement registering for resale the shares and warrants issued in the financing, the number of shares issued to each investor will be increased to effectively reprice the shares to such lower price. We have no plans to issue securities prior to the effectiveness of the registration statement in a manner that would trigger these share issuance provisions.

The Company agreed to file, on or before May 28, 2004, a registration statement registering for resale the shares issued in the financing and upon exercise of the warrants, and to have such registration statement declared effective on or before August 30, 2004. If the Company does not file the registration statement by May 28, 2004, or does not have the registration statement declared effective by August 30, 2004, it will be required to issue to the investors additional common shares to purchase 2% of the number of shares purchased in the financing on each monthly anniversary of the applicable date. In the event the Company sells securities at a price lower than $1.30 per share before the effectiveness of the registration statement, the number of shares issued to each investor will be increased to effectively reprice the shares to such lower price. The Company has no plans to issue securities prior to the effectiveness of the registration statement in a manner that would trigger these share issuance provisions.

Following completion of this financing, the Company received a demand from a purported investor claiming that the Company had breached an agreement to sell $750,000 of securities to the purported investor. The purported investor seeks unspecified damages and specific performance of the terms of the purported investment agreement. The Company does not believe it has any obligation to the purported investor. In the opinion of management, this demand will be resolved without significant adverse consequences or material financial impact to the Company.

In January 2004, the Board of Directors approved an amendment to the articles of incorporation to increase the Company's authorized shares of common stock from 50 million to 100 million, subject to the approval of stockholders. Such approval will be sought at the Company's annual meeting of stockholders scheduled for May 25, 2004.

In January 2004, the Board of Directors amended the 2000 Stock Option Plan to increase the number of shares reserved under the plan from 4,000,000 to 6,000,000, and to implement per person annual grant maximums, subject to stockholder approval of the plan amendments and the amendment to the certificate of incorporation to increase authorized shares of common stock. Such approval will be sought at the Company's annual meeting of stockholders scheduled for May 25, 2004.