Form 10QSB
period 2004-03-31
MICROISLET INC
filed 2004-05-13
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 000-27035


                                MICROISLET, INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                          88-040827
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  6370 NANCY RIDGE DRIVE, SUITE 112, SAN DIEGO, CALIFORNIA       92121
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

                                 YES /X/ NO / /

     At May 1, 2004, 38,870,580 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                              PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     MicroIslet, Inc.
                               (A Development Stage Company)
                          Consolidated Balance Sheets (unaudited)


                                                            March 31,         December 31,
                                                              2004                2003
ASSETS

Current Assets:
   Cash                                                   $ 12,465,204       $    529,877
   Grants receivable                                                --             16,242
   Prepaid expenses                                             35,149             65,849
                                                          -------------      -------------

       Total current assets                                 12,500,353            611,968

Equipment, net                                                  97,727            104,952
Patent, net                                                     11,404             11,522
Deposits and other assets                                       50,210             50,210
                                                          -------------      -------------

       Total assets                                       $ 12,659,694       $    778,652
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Research expenses due to stockholder                   $         --       $    230,000
   Accounts payable and accrued expenses                       631,477            181,458
                                                          -------------      -------------

       Total current liabilities                               631,477            411,458
                                                          -------------      -------------

Stockholders' Equity:

   Common stock - $.001 par value: 50,000,000 shares
     authorized; 38,433,030 and 28,143,699 shares
     issued and outstanding  at March 31, 2004 and
     December 31, 2003 respectively                             38,433             28,144
   Additional paid-in capital                               28,302,480         15,417,108
   Deficit accumulated during the development stage        (16,312,696)       (15,078,058)
                                                          -------------      -------------

       Total stockholders' equity                           12,028,217            367,194
                                                          -------------      -------------

       Total liabilities and stockholders' equity         $ 12,659,694       $    778,652
                                                          =============      =============


                                          MicroIslet, Inc.
                                    (A Development Stage Company)
                          Consolidated Statements of Operations (unaudited)

                                                  Three Months Ended             August 21, 1998
                                                       March 31,                 (Inception) to
                                                2004               2003           March 31, 2004
                                            -------------      -------------      -------------
   Grant revenue                            $         --       $     75,568       $    409,790

Expenses:
   Research and development expenses             647,097            402,397          8,010,111
   General and administrative expenses           594,069            505,254          8,594,964
                                            -------------      -------------      -------------

   Operating expenses                          1,241,166            907,651         16,605,075
                                            -------------      -------------      -------------

       Loss from operations                   (1,241,166)          (832,083)       (16,195,285)
                                            -------------      -------------      -------------

Other income (expense):
   Interest income                                 9,245              1,440             63,128
   Interest expense                                  (66)              (105)          (172,767)
   Other                                          (2,651)            (3,410)            (7,772)
                                            -------------      -------------      -------------

Total other income (expense)                       6,528             (2,075)          (117,411)
                                            -------------      -------------      -------------
       Net loss                             $ (1,234,638)      $   (834,158)      $(16,312,696)
                                            =============      =============      =============

Basic and diluted net loss per share        $       (.04)      $       (.04)      $       (.86)
                                            =============      =============      =============
Weighted average number of shares
   outstanding used in calculation            31,573,337         22,658,592         19,121,369
                                            =============      =============      =============


                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                               Consolidated Statements of Cash Flows (unaudited)


                                                       Three Months       Three Months     August 21, 1998
                                                           Ended              Ended        (Inception) to
                                                      March 31, 2004     March 31, 2003     March 31, 2004
                                                      -------------      -------------      -------------
Cash flows from operating activities:
   Net loss                                           $ (1,234,638)      $   (834,158)      $(16,312,696)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Interest paid with warrant                                 --                 --            142,300
     Warrant compensation expense                          180,000                 --          3,657,723
     In process research and development
       acquired for common stock                                --                 --          2,067,518
     Compensation paid with stock options                  301,230             66,129          2,438,188
     Depreciation and amortization                           9,001             12,068            115,911
   Loss on disposal of equipment                                --                 --             18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                    --                 --            (62,680)
   Accounts receivable                                      16,242             (4,003)                --
   Prepaid expenses                                         30,700             55,615            (35,149)
   Deferred grant revenue                                       --            (36,518)                --
   Accounts payable and accrued expenses                   450,019            186,807            861,438
   Research expenses due to shareholder                   (230,000)                --                 --
                                                      -------------      -------------      -------------

     Net cash used in operating activities                (477,446)          (554,060)        (7,109,214)
                                                      -------------      -------------      -------------

Cash flows from investing activities:
   Purchases of equipment                                   (1,658)           (16,866)          (261,805)
   Proceeds from sale of equipment                              --                 --              1,000
                                                      -------------      -------------      -------------
     Net cash used in investing activities                  (1,658)           (16,866)          (260,805)
                                                      -------------      -------------      -------------

Cash flows from financing activities:
   Proceeds from sale of common stock                   12,414,431                 --         19,148,724
   Proceeds from sale of preferred stock                        --                 --            186,500
   Repayment of loan from related party                         --                 --            (25,000)
   Loan from related party                                      --                 --            525,000
                                                      -------------      -------------      -------------
     Net cash provided by financing activities          12,414,431                 --         19,835,224
                                                      -------------      -------------      -------------

     Net increase (decrease) in cash                    11,935,327           (570,926)        12,465,204

Cash at beginning of period                                529,877            813,696                 --
                                                      -------------      -------------      -------------

Cash at end of period                                 $ 12,465,204       $    242,770       $ 12,465,204
                                                      =============      =============      =============

Interest paid                                         $         66       $        105       $      1,002
Income taxes paid                                     $      1,575       $      3,410       $      4,857

Non-cash investing and financing activities:
   Conversion of loan from related party
      to stock                                        $         --       $         --       $    500,000
   In-process research and development
     acquired for common stock                        $         --       $         --       $  2,067,518

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to March 31, 2004, and the financial results of the Company for the post-Merger period from April 24, 2002 through March 31, 2004.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2003 and 2002 and related notes thereto included in Form 10-KSB filed with the SEC on March 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

The consolidated results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as "FIN 46(R)", requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. The Company does not have any variable interest entities covered by the Statement.

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

NOTE 2 - STOCK-BASED COMPENSATION

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

                                                   For the three months ended
                                                   --------------------------

                                                March 31, 2004    March 31, 2003
                                                --------------    --------------

Net loss, as reported                            $(1,234,638)      $  (834,158)

Add: Total stock-based compensation expense
   recognized under APB 25                             7,700            56,213
Deduct: Stock-based compensation
   expense determined under the
   fair value method for all awards                 (134,798)         (285,386)
                                                 ------------      ------------

Net loss, pro forma                              $(1,361,736)      $(1,063,331)
                                                 ============      ============

Net loss per share, as reported:
    Basic and diluted                            $      (.04)      $      (.04)
                                                 ============      ============

Net loss per share, pro forma:
    Basic and diluted                            $      (.04)      $      (.05)
                                                 ============      ============


The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                           For the three month period ended
                                           --------------------------------

                                         March.31, 2004        March 31, 2003
                                         --------------        --------------

Risk free interest rate                           3%                  4.4%
Dividend yield                                    --                    --
Volatility                                      116%                   80%
Weighted average expected life               7 years              10 years

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

NOTE 4 - STOCKHOLDERS' EQUITY

In January 2004, the Board of Directors approved an amendment to the articles of incorporation to increase the Company's authorized shares of common stock from 50 million to 100 million, subject to the approval of stockholders. Such approval will be sought at the Company's annual meeting of stockholders scheduled for May 25, 2004.

NOTE 5 -  PRIVATE PLACEMENT/SUBSEQUENT EVENT

On March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million. The Company sold an aggregate of approximately 9.8 million shares for $1.30 per share. In connection with the financing the Company also issued to the investors five-year warrants to purchase an aggregate of approximately 4.9 million common shares at $1.00 per share. The Company paid placement fees to various placement agents in the aggregate amount of $705,000, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent 89,230 common shares. The placement agent warrants have exercise prices of $1.30 per share, are exercisable after the date the Company files an amendment to its articles of incorporation increasing its authorized shares (see Note 4), and expire between two to five years from the date of issuance.

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

Following completion of this financing, the Company received a demand from a purported investor claiming that the Company had breached an agreement to sell $750,000 of securities to the purported investor. Subsequent to March 31, 2004, the Company settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants are exercisable after the date the Company files an amendment to its articles of incorporation increasing its authorized shares (see Note 4) and will expire July 30, 2004, or 30 days following the effective date of a registration statement registering the shares that may be purchased upon exercise of the warrant, whichever is later.




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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2004, we had an accumulated deficit of approximately $16.3 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In March 2004, we completed the sale of common stock for net proceeds of $12 million, which we believe will be sufficient to fund our operations into the fourth quarter of 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2003 included in our annual report on Form 10-KSB for such period. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

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

Off-Balance Sheet Arrangements
------------------------------

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

RESULTS OF OPERATIONS

Grant revenue for the three month period ended March 31, 2003 was $75,568 consisting entirely of research grants. We recognized no grant revenue for the three month period ended March 31, 2004. The decrease reflects the completion of the funding available to us under our Small Business Innovation Research grant from the National Institutes of Health.

General and administrative expenses increased to $594,069 for the three month period ended March 31, 2004 compared to $505,254 for the same quarter in 2003. Research and development expenses increased to $647,097 for the three month period ended March 31, 2004 from $402,397 in the same period in 2003. Increases in both categories were mainly due to higher stock compensation expense relating to our stock option awards to consultants in prior years which are remeasured each quarter. The higher market price of our common stock at March 31, 2004 had the effect of increasing compensation expense for stock option grants in comparison to prior periods when the market price was lower.

Our net loss was $1,234,638, or $0.04 per share, for the quarter ended March 31, 2004, compared with a net loss of $834,158, or $0.04 per share, for the same period in 2003. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2004, have netted approximately $19 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $12.5 million at March 31, 2004, an increase of approximately $12 million from December 31, 2003. The primary source of cash during the three month period ended March 31, 2004 was the sale of common stock. The primary uses of cash and cash equivalents during the three month period ended March 31, 2004 included $477,446 to finance our operations and working capital requirements.

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

FUSION CAPITAL

On April 1, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. Fusion Capital is committed to purchase the shares through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $3.00 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, providing that the sale price of our common stock remains at least $3.00. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital on April 2, 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. A registration statement registering the resale of 6,501,468 shares by Fusion Capital was declared effective by the SEC on April 23, 2003, but is currently unavailable pending the filing and effectiveness of a post-effective amendment updating the financial and other information in the prospectus as required under the Securities Act of 1933.

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the OTC

Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of March 31, 2004 the Company has sold 1,432,602 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

PRIVATE PLACEMENTS

In March 2004, we sold to certain accredited investors 9,834,215 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,116 shares at $1.00 per share. We paid placement fees to various placement agents in the aggregate amount of $705,000, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent 89,230 shares. The placement agent warrants have exercise prices of $1.30 per share, are exercisable after the date we file an amendment to our articles of incorporation increasing our authorized shares (see "Authorized Common Stock" below), and expire between two to five years from the date of issuance.

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

Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants are exercisable after the date we file an amendment to our articles of incorporation increasing our authorized shares (see "Authorized Common Stock" below) and will expire July 30, 2004, or 30 days following the effective date of a registration statement registering the shares that may be purchased upon exercise of the warrant, whichever is later.

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

AUTHORIZED COMMON STOCK

We currently have 50,000,000 shares of common stock authorized for issuance under our articles of incorporation, and as of May 1, 2004, there were 38,870,580 shares outstanding and an additional 11,129,420 shares reserved for issuance for various purposes, including for issuance under the common stock purchase agreement with Fusion Capital, under our 2000 Stock Option Plan, and upon the exercise of other outstanding options and warrants. We have proposed at the 2004 Annual Meeting of Stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000 shares. Most capital we have raised to date has been through the sale of common stock, or other instruments convertible or exercisable into shares of common stock. If our stockholders do not approve of the increase in the number of authorized shares of common stock, we may not be able to raise additional capital in the future. In addition, our ability to compensate our employees and other service providers with common stock and engage in strategic transactions involving the issuance of our common stock would be adversely affected.

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

The $5.1 million we have budgeted for the next twelve months is divided into the following categories:~

Category                                                       Estimated Cost
--------                                                       --------------
Personnel.........................................................$1,737,000
Sponsored research..................................................$680,000
Outside consultants and services....................................$438,000
Supplies and materials............................................$1,012,000
Travel & entertainment..............................................$123,000
Facilities..........................................................$421,000
General & administrative............................................$732,000
Total.............................................................$5,143,000

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have SIX employees working full-time on this effort with assistance from outside contractors. This research will use animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton (Canada) and The Scripps Research Institute (TSRI) to assist us with transplantation surgery and subsequent monitoring in animal models.

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

In September 2003, we received preliminary data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-diabetic NOD/SCID as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. The grafts have remained functional for up to 180 days after implantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

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

                                                                                                           ESTIMATED COST OF
                                                                                  ESTIMATED TIME OF    MILESTONE ACHIEVING EACH
MILESTONE                                                                             COMPLETION               MILESTONE
---------                                                                             ----------               ---------
COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING INVESTIGATIONAL NEW         2nd Half of 2005          $6-10 Million
DRUG APPLICATION WITH THE FOOD AND DRUG ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials.
These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations.
Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.


INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve the       2nd Half of 2005          $2-3 Million
transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.


                                                                                                           ESTIMATED COST OF
                                                                                  ESTIMATED TIME OF    MILESTONE ACHIEVING EACH
MILESTONE                                                                             COMPLETION               MILESTONE
---------                                                                             ----------               ---------

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal            2006                   Unknown
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.


INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further           2007                   Unknown
safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.


INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually randomized,      2009                   Unknown
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

We expect to add additional employees and collaborators as resources permit, including four to six additional employees in research and development over the next twelve months.

BUSINESS RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of March 31, 2004, we have incurred total losses of $16.3 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $12 million under a common stock purchase agreement, of which approximately $10.9 million remains available. See "Management's Discussion and Analysis--Liquidation and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the factors listed above. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain available. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

When we require additional funds, which may be above and beyond the funds we may raise from Fusion Capital, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offerings of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets or curtail or cease operations.

If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted. In order to provide flexibility for our capital raising efforts, our board of directors has approved an amendment to our articles of incorporation to increase our authorized common shares from 50 million to 100 million, subject to the approval of our stockholders.

WE MAY NOT BE ABLE TO OBTAIN THE FULL $12.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $3.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We registered 6,000,000 purchase shares for sale by Fusion Capital, 4,467,400 of which have not yet been issued. We will not be permitted to sell shares to Fusion Capital until we file and the SEC declares effective a post-effective amendment to the registration statement updating the financial and other information in the prospectus as required under the Securities Act. We may sell 3,900,000 of these shares only after our stockholders approve an amendment to our articles of incorporation increasing authorized shares. Additionally, there is not currently sufficient time remaining under the common stock purchase agreement for Fusion Capital to purchase the full $10.9 million remaining under its commitment unless our stock price exceeds $3.00 per share for a substantial period of time and we elect to increase Fusion Capital's Daily Purchase Amount. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 6,501,468 shares previously registered, which we have the right but not the obligation to do.

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

As of May 1, 2004, we have on file with the SEC effective registration statements for a total of 4,461,814 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 6,501,468 shares for resale by Fusion Capital, which is currently unavailable, but which we expect to become available after we file and the SEC declares effective a post-effective amendment updating the financial and other information in the prospectus as required under the Securities Act. We have also agreed to file a registration statement on or before May 28, 2004, to register 16,478,599 shares, and to use our commercially reasonable efforts to have such registration statement declared effective by August 30, 2004. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advanced notice to us or to the market and without limitations on volume. We also have other registration obligations that have not yet vested.

In addition, approximately 17.9 million shares of common stock issued to stockholders of MicroIslet of Delaware in our business combination are available for resale under Rule 144(k), without notice, volume or manner of sale restrictions.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock on the OTC Bulletin Board has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended March 31, 2004, the average daily trading volume of our stock was approximately 129,416 shares and the shares traded as low as $0.60 and as high as $3.43 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

Our common stock is quoted on the OTC Bulletin Board and does not currently trade on a national securities exchange or in the Nasdaq Stock Market. If our common stock continues to be quoted on the OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 11,239,800 shares outstanding that have exercise prices at or below the recent market price of our stock of $3.42 per share. We have options and warrants for 1,891,000 shares outstanding at prices above the current $3.42 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of May 1, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 27.6% of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable within sixty days of May 1, 2004). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FOR ISSUANCE, AND IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK, OUR ABILITY TO RAISE ADDITIONAL CAPITAL, APPROPRIATELY COMPENSATE OUR EMPLOYEES AND OTHER SERVICE PROVIDERS, AND ENGAGE IN STRATEGIC TRANSACTIONS WILL BE SEVERELY IMPAIRED.

We currently have 50,000,000 shares of Common Stock authorized for issuance under our articles of incorporation, and as of May 1, 2004, there were 38,870,580 outstanding shares of Common Stock and an additional 11,129,420 shares reserved for various purposes, including for issuance under the common stock purchase agreement with Fusion Capital, under our 2000 Stock Option Plan, and upon the exercise of other outstanding options and warrants. We have proposed at the 2004 Annual Meeting of Stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000 shares. Most capital we have raised to date has been through the sale of common stock, or other instruments convertible or exercisable into shares of common stock. If our stockholders do not approve of the increase in the number of authorized shares of Common Stock, we may not be able to raise additional capital in the future. In addition, our ability to compensate our employees and other service providers with common stock and engage in strategic transactions involving the issuance of our common stock would be adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

(c) LIMITATIONS ON DISCLOSURE CONTROLS AND PROCEDURES. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, we sold to certain accredited investors 9,834,215 shares of common stock at a purchase price of $1.30 per share for gross proceeds of approximately $12.8 million, pursuant to the terms of common stock purchase agreements dated March 16, 2004. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,116 common shares at $1.00 per share. We paid or agreed to pay placement fees in the aggregate amount of $705,000 in cash and issued or agreed to issue warrants to purchase an aggregate of 738,038 shares to various placement agents. In addition, we agreed to issue 89,230 shares to a certain placement agent subsequent to the end of the quarter. The placement agent warrants have exercise prices of $1.30 per share, are exercisable after the date we file an amendment to our articles of incorporation increasing our authorized shares (see "Authorized Common Stock" above), and expire between two to five years from the date of issuance.

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

On January 30, 2004, we issued to an investor relations consulting firm a five-year warrant exercisable for 200,000 shares of common stock with an exercise price of $0.60 per share. We determined that the consulting firm was an accredited investor and relied on Regulation D, Rule 506 of the Act, in issuing such warrant. An appropriate legend was placed on the warrant and will be placed on the shares issuable upon exercise of the warrant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  EXHIBITS


Exhibit No.       Document Description
-----------       --------------------

10.1 Form of Securities Purchase Agreement dated as of March 16, 2004 (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed on March 30,
         2004).

10.2 Form of Warrant Agreement dated as of March 16, 2004 (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed on March 30, 2004).

10.3 Warrant Agreement dated January 30, 2004 between the Registrant and Strategic Growth International.*

31.1     Certification of Chief Executive Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.*

31.2     Certification of Chief Financial Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.*

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

---------------
*  Filed herewith.

b. REPORTS ON FORM 8-K.

On March 10, 2004, we filed a current report on Form 8-K containing disclosure in Items 5 and 7.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROISLET, INC.

May 13, 2004                             /s/ John F. Steel IV
                                         ---------------------------------------
                                         John F. Steel IV
                                         Chairman and Chief Executive Officer
                                         (Principal executive officer)

May 13, 2004                             /s/ William G. Kachioff
                                         ---------------------------------------
                                         William G. Kachioff
                                         Vice President, Finance and Chief
                                         Financial Officer
                                         (Principal financial officer)