Form 10QSB
period 2004-06-30
MICROISLET INC
filed 2004-08-13
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 001-32202


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

                                 YES /X/ NO / /

     At August 10, 2004, 39,646,865 shares of the registrant's common stock
                 (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                              PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     MicroIslet, Inc.
                               (A Development Stage Company)
                          Consolidated Balance Sheets (unaudited)


                                                             June 30,        December 31,
                                                               2004             2003
                                                          -------------     -------------
ASSETS

Current Assets:
   Cash and cash equivalents                              $ 11,124,570      $    529,877
   Grants receivable                                                --            16,242
   Prepaid expenses                                            302,960            65,849
                                                          -------------     -------------

       Total current assets                                 11,427,530           611,968

Equipment, net                                                 152,507           104,952
Patent, net                                                     11,285            11,522
Deposits and other assets                                       50,210            50,210
                                                          -------------     -------------

       Total assets                                       $ 11,641,532      $    778,652
                                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Research expenses due to stockholder                   $         --      $    230,000
   Accounts payable and accrued expenses                       240,132           181,458
                                                          -------------     -------------

       Total current liabilities                               240,132           411,458
                                                          -------------     -------------

Stockholders' Equity:

   Common stock - $.001 par value: 100,000,000 shares
     authorized; 39,347,699 and 28,143,699 shares
     issued and outstanding  at June 30, 2004 and
     December 31, 2003 respectively                             39,348            28,144
   Additional paid-in capital                               29,662,771        15,417,108
   Deficit accumulated during the development stage        (18,300,219)      (15,078,058)
                                                          -------------     -------------

       Total stockholders' equity                           11,401,400           367,194
                                                          -------------     -------------

       Total liabilities and stockholders' equity         $ 11,641,532      $    778,652
                                                          =============     =============

                                           -2-

                                                    MicroIslet, Inc.
                                             (A Development Stage Company)
                                   Consolidated Statements of Operations (unaudited)


                                               Three Months Ended               Six Months Ended       August 21, 1998
                                                    June 30,                        June 30,            (Inception) to
                                              2004            2003            2004            2003       June 30, 2004
                                         -------------   -------------   -------------   -------------   -------------

Grant revenue                            $         --    $     49,970    $         --    $    125,538    $    409,790
                                         -------------   -------------   -------------   -------------   -------------

Expenses:
   Research and development expenses          464,553         267,057       1,111,650         669,454       8,474,664
   General and administrative expenses      1,548,763         458,005       2,142,832         963,259      10,143,727
                                         -------------   -------------   -------------   -------------   -------------

Operating expenses                          2,013,316         725,062       3,254,482       1,632,713      18,618,391
                                         -------------   -------------   -------------   -------------   -------------

       Loss from operations                (2,013,316)       (675,092)     (3,254,482)     (1,507,175)    (18,208,601)
                                         -------------   -------------   -------------   -------------   -------------

Other income (expense):
   Interest income                             25,848             365          35,093           1,805          88,976
   Interest expense                               (55)        (59,386)           (121)        (59,491)       (172,822)
   Other                                           --          (3,112)         (2,651)         (6,522)         (7,772)
                                         -------------   -------------   -------------   -------------   -------------
 Total other income (expense)                  25,793         (62,133)         32,321         (64,208)        (91,618)
                                         -------------   -------------   -------------   -------------   -------------

       Net loss                          $ (1,987,523)   $   (737,225)   $ (3,222,161)   $ (1,571,383)   $(18,300,219)
                                         =============   =============   =============   =============   =============

Basic and diluted net loss per share     $       (.05)   $       (.03)           (.09)   $       (.07)   $       (.92)
                                         =============   =============   =============   =============   =============

Weighted average number of shares
   outstanding used in calculation         39,045,388      23,034,693      35,310,054      22,909,326      19,975,292
                                         =============   =============   =============   =============   =============

                                                          -3-

                                            MicroIslet, Inc.
                                      (A Development Stage Company)
                            Consolidated Statements of Cash Flows (unaudited)


                                                       Six Months        Six Months     August 21, 1998
                                                         Ended             Ended        (Inception) to
                                                     June 30, 2004     June 30, 2003     June 30, 2004
                                                     -------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                          $ (3,222,161)     $ (1,571,383)     $(18,300,219)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Interest paid with warrant                                --            55,300           142,300
     Warrant compensation expense                         618,292                --         4,096,015
     In process research and development
       acquired for common stock                               --                --         2,067,518
     Compensation paid with stock options                 868,783            25,345         3,005,741
     Depreciation and amortization                         18,556            23,958           125,466
     Loss on disposal of equipment                             --             2,195            18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                   --                --           (62,680)
   Accounts receivable                                     16,242            10,077                --
   Prepaid expenses                                      (237,111)          (34,137)         (302,960)
   Deferred grant revenue                                      --           (36,518)               --
   Accounts payable and accrued expenses                   58,674            86,476           470,092
   Research expenses due to stockholder                  (230,000)               --                --
                                                     -------------     -------------     -------------

     Net cash used in operating activities             (2,108,725)       (1,438,687)       (8,740,494)
                                                     -------------     -------------     -------------

Cash flows from investing activities:
   Purchases of equipment                                 (65,874)          (16,866)         (326,021)
   Proceeds from sale of equipment                             --             1,000             1,000
                                                     -------------     -------------     -------------
     Net cash used in investing activities                (65,874)          (15,866)         (325,021)
                                                     -------------     -------------     -------------

Cash flows from financing activities:
   Proceeds from sale of common stock                  12,769,292           250,000        19,503,585
   Proceeds from sale of preferred stock                       --                --           186,500
   Loan from related party                                     --           500,000           525,000
   Repayment of loan from related party                        --                --           (25,000)
                                                     -------------     -------------     -------------

     Net cash provided by financing activities         12,769,292           750,000        20,190,085
                                                     -------------     -------------     -------------

     Net increase (decrease) in cash                   10,594,693          (704,553)       11,124,570

Cash at beginning of period                               529,877           813,696                --
                                                     -------------     -------------     -------------

Cash at end of period                                $ 11,124,570      $    109,143      $ 11,124,570
                                                     =============     =============     =============

Interest paid                                        $         55      $         96      $      1,060
Income taxes paid                                    $      1,575      $         --      $      8,302

Non-cash investing and financing activities:
   Conversion of loan from related party
      to stock                                       $         --      $         --      $    500,000

                                                  -4-

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to June 30, 2004, and the financial results of the Company for the post-Merger period from April 24, 2002 through June 30, 2004.

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

The consolidated results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

On March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million ("the private placement"). The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into 2006. The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

                                                   For the three months ended            For the six months ended
                                                   --------------------------            ------------------------

                                                June 30, 2004     June 30, 2003      June 30, 2004      June 30, 2003
                                              ----------------   ----------------   ----------------   ----------------

Net loss, as reported                         $    (1,987,523)   $      (737,225)   $    (3,222,161)   $    (1,571,383)

Add: Total stock-based compensation expense
   recognized under APB 25                                 --             56,213              7,700            112,426
Deduct: Stock-based compensation
   expense determined under the
   fair value method for all awards                  (144,496)          (307,084)          (279,294)          (592,470)
                                              ----------------   ----------------   ----------------   ----------------

Net loss, pro forma                           $    (2,132,019)   $      (988,096)   $    (3,493,755)   $    (2,051,427)
                                              ================   ================   ================   ================

Net loss per share, as reported:
    Basic and diluted                         $          (.05)   $          (.04)   $          (.09)   $          (.07)
                                              ================   ================   ================   ================

Net loss per share, pro forma:
    Basic and diluted                         $          (.05)   $          (.05)   $          (.10)   $          (.09)
                                              ================   ================   ================   ================

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                    For the three month period ended    For the six month period ended
                                    --------------------------------    ------------------------------

                                     June 30, 2004    June 30, 2003     June 30, 2004    June 30, 2003
                                     -------------    -------------     -------------    -------------

Risk free interest rate                      3%              4.4%              3%              4.4%
Dividend yield                               --                --              --                --
Volatility                                 131%               80%            131%               80%
Weighted average expected life          7 years          10 years         7 years          10 years

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

At the annual meeting of the stockholders of the Company held on May 25, 2004, the stockholders approved amendments to the Company's 2000 Stock Option Plan to increase the number of shares reserved under the plan from 4,000,000 to 6,000,000, and to implement per person annual grant maximums.

The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under the fair value based method using the Black-Scholes option pricing model, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received. During the second quarter of 2004, the Company issued 469,000 shares of common stock options to non-employees with exercise price ranging from $0.60 to $2.95 for services. Such options amount to non-cash expense of $1,080,924, which was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 130%; and expected life of 5 to 10 years in accordance with the respective agreements. As of June 30, 2004, none of these options had been exercised. The Company also issued warrants in connection with the private placement as discussed in Note 5.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

At the annual meeting of the stockholders of the Company held on May 25, 2004, the stockholders approved an amendment to the articles of incorporation to increase the Company's authorized shares of common stock from 50 million to 100 million.

On May 27, 2004, the Company's common stock was accepted for listing on the American Stock Exchange. Trading of the shares commenced on the American Stock Exchange under the symbol "MII" on June 1, 2004. The Company's common stock had been quoted on the OTC Bulletin Board prior to June 1, 2004 under the symbol "MIIS".

NOTE 5 - PRIVATE PLACEMENTS AND RELATED SUBSEQUENT EVENTS

(a) Following completion of the private placement, the Company received a demand from a purported investor claiming that the Company had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, the Company settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants are exercisable until July 30, 2004. The estimated fair value of the warrants amounted to $579,000 as issuance cost, which was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 1 year. As of August 10, 2004, 150,000 of these warrants had been exercised, and 150,000 had expired.

(b) On May 25, 2004, the Company issued two warrants to an investor relations consulting firm. The first warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share, was issued for the firm's services in connection with the recent private placement, and the second warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share, was issued for investor relations consulting services. Both warrants are exercisable at any time until May 25, 2009. The estimated fair value of the first warrant amounted to $433,480, and has been recorded as issuance cost; while the second warrant has been valued at $438,292, which has been reflected in the Company's income statement as General and Administrative expense. Both values of the warrants have been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 1 year. As of June 30, 2004, none of such warrants had been exercised.

(c) Also in relation to the private placement, the Company's Board of Directors approved warrants for placement agent compensation for a total of 648,807 shares. The estimated fair value of the warrants amounted to $1,549,000 as issuance cost of the private placement, which was determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 2 years. As of June 30, 2004, none of such warrants had been exercised.

(d) In addition, the Company issued 89,231 shares of common stock as commission to one of its placement agents. These shares have an estimated fair value of $116,000, which has been reflected as issuance cost of the private placement. Such investment consultant was appointed to the Company's Board of Directors in July 2004.

(e) A placement agent engaged by the Company claimed that it is entitled to payment of a cash transaction fee and a warrant also in connection with the March 2004 private placement. As of August 10, 2004, the Company has reached a verbal agreement to settle this claim by issuing the placement agent a two year warrant to purchase 60,000 shares each at an exercise price of $1.30 per share. This warrant is deemed issued for services rendered in connection with the private placement. The warrant has been approved by the Board of Directors.

(f) On August 9, 2004, the Company issued a warrant to a consulting firm engaged by the Company to provide investor relations services. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009.

NOTE 6 - SIGNIFICANT CONTRACT

In May 2004, we amended our common stock purchase agreement with Fusion Capital to, among other things, revise the daily purchase amount and give us the option to increase the aggregate amount that may be purchased under the agreement to $24 million and extend the term of the agreement. Fusion Capital is committed to purchase the initial $12 million of our common stock through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $1.25 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, provided that the sale price of our common stock remains at least $1.25. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As of June 30, 2004, the Company has sold 1,432,602 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At June 30, 2004, we had an accumulated deficit of approximately $18.3 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In March 2004, we completed the sale of common stock for net cash proceeds of $12 million, which we believe will be sufficient to fund our operations into 2006.

In May 2004, our common stock was approved for listing on the American Stock Exchange under the symbol "MII."

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2003. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

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

RESULTS OF OPERATIONS

Grant revenue for the three month and six month periods ended June 30, 2003 was $49,970 and $125,538, respectively, consisting entirely of research grants. We recognized no grant revenue for the three month and six month periods ended June 30, 2004. The decrease reflects the completion of the funding available to us under our Small Business Innovation Research grant from the National Institutes of Health.

General and administrative expenses increased to $1,548,763 for the three month period ended June 30, 2004 compared to $458,005 for the same quarter in 2003. The increase was primarily due to higher stock compensation expense relating to warrants issued to consultants who provide investor relations services to the Company. Research and development expenses increased to $464,553 for the three month period ended June 30, 2004 from $267,057 in the same period in 2003. This increase was mainly due to new salaries and recruiting costs associated with higher staffing levels to advance our research and development programs.

Our net loss was $1,987,523, or $0.05 per share, for the quarter ended June 30, 2004, compared with a net loss of $737,225, or $0.03 per share, for the same period in 2003. Our net loss was $3,222,161, or $0.09 per share, for the six months ended June 30, 2004, compared with a net loss of $1,571,383, or $0.07 per share, for the same period in 2003. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2004, have netted approximately $19 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $11.1 million at June 30, 2004, an increase of approximately $10.6 million from December 31, 2003. The primary source of cash during the six month period ended June 30, 2004 was the sale of common stock and exercise of stock options and warrants. The primary uses of cash and cash equivalents during the three month period ended June 30, 2004 included $2,108,725 to finance our operations and working capital requirements.

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

FUSION CAPITAL

In April 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. The common stock purchase agreement was amended in May 2004 to, among other things, revise the daily purchase amount and give us the option to increase the aggregate amount that may be purchased under the agreement to $24 million and extend the term of the agreement. Fusion Capital is committed to purchase the initial $12 million of our common stock through October 2005, if not extended by us for six additional months. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $1.25 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, provided that the sale price of our common stock remains at least $1.25. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. An amended registration statement registering the resale of shares by Fusion Capital was declared effective by the SEC in June 2004.

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of June 30, 2004, the Company has sold 1,432,602 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

OTHER FINANCINGS

In March 2004, we sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. We paid placement fees to various placement agents in the aggregate amount of $705,000, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent 89,231 shares. The placement agent warrants have exercise prices of $1.30 per share and expire between two to five years from the date of issuance.

Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants were exercisable until July 30, 2004. As of August 10, 2004, 150,000 of these warrants had been exercised, and 150,000 had expired.

In addition, a placement agent engaged by us claimed that it is entitled to payment of a cash transaction fee and a warrant also in connection with the March 2004 private placement. As of August 10, 2004, the Company has reached a verbal agreement to settle this claim by issuing the placement agent a two year warrant to purchase 60,000 shares each at an exercise price of $1.30 per share. This warrant is deemed issued for services rendered in connection with the private placement. The warrant has been approved by the Board of Directors.

We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into 2006.

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

The $5.1 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                   Estimated Cost
--------                                                   --------------
Personnel.....................................................$1,737,000
Sponsored research..............................................$680,000
Outside consultants and services................................$438,000
Supplies and materials........................................$1,012,000
Travel & entertainment..........................................$123,000
Facilities......................................................$421,000
General & administrative........................................$732,000
Total.........................................................$5,143,000

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-PTM. In our 3,000 square foot laboratory, we have eleven employees working full-time on this effort with assistance from outside contractors. This research will use animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton, The Scripps Research Institute (TSRI) and the California Regional Primate Center at the University of California, Davis to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with our sponsored research partners and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the microcapsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the microcapsule in vivo. Through these activities, we are planning to establish the feasibility of the concepts behind our product candidate in animals. The following are the milestones associated with our initial feasibility studies, and the estimated time of completion and estimated cost of each:

                                           ESTIMATED TIME OF         ESTIMATED COST OF
MILESTONE                                MILESTONE COMPLETION    ACHIEVING EACH MILESTONE
                                         --------------------    ------------------------
Testing viability and functionality
of encapsulated human islets in             4th Quarter 2004      $0.3 to $0.6 million
vitro and in small animals

Ongoing optimization of viability and
functionality of encapsulated islets        4th Quarter 2004       $1 to $1.4 million
in vitro and in small animals

Testing viability and functionality
of encapsulated porcine islets              2nd Quarter 2005        $3 to $4 million
in vitro and in non-human primates

Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency and repeatability of results.

In September 2003, we received preliminary data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-induced diabetic NOD/SCID as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted microcapsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. The grafts remained functional for up to 180 days after implantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

         The preliminary data allow the following conclusions:

         o Pig islet encapsulation technology we have developed preserves islet function and permits extended survival in an immunodeficient and an immunocompetent animal model of diabetes.

         o These transplants resulted in a prompt return to normoglycemia occurring in 100% of the animals within a week of transplantation and continuing for the duration of the study demonstrating that the islet isolation and processing produced viable and functional graft tissue.

         o Chemically induced diabetes can be reversed with as few as 500 IEQ (islet equivalent units) of encapsulated pig islets in this immunodeficient model.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

We believe that patients receiving the MicroIslet-P therapy may require periodic transplantations of additional islet cells annually. In order to demonstrate the feasibility and safety of such re-transplantation, we conducted re-transplantation experiments in small animals and found that the subsequent transplants were effective and well tolerated.

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

                                                                                                       ESTIMATED COST OF
                                                                               ESTIMATED TIME OF      MILESTONE ACHIEVING
MILESTONE                                                                         COMPLETION             EACH MILESTONE
---------                                                                         ----------             --------------

COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING INVESTIGATIONAL       2nd Half of 2005          $6-10 Million
NEW DRUG APPLICATION WITH THE FOOD AND DRUG  ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials. These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations. Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.


                                                                                                       ESTIMATED COST OF
                                                                               ESTIMATED TIME OF      MILESTONE ACHIEVING
MILESTONE                                                                         COMPLETION             EACH MILESTONE
---------                                                                         ----------             --------------

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve     2nd Half of 2005          $2-3 Million
the transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal            2006                    Unknown
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further           2007                    Unknown
safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually                  2009                    Unknown
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

We expect to add additional employees and collaborators as they become necessary and resources permit, including three to five additional employees in research and development over the next twelve months.

RECENT DEVELOPMENTS

In March 2004, we filed a U.S. patent application for a novel macroencapsulation cell delivery device. Where microencapsulation requires the transplantation of thousands of cell-containing capsules, a macrocapsule would house all the cells in a single, fully retrievable device. We believe a macroencapsulation device may be able to be used for transplantation of a variety of cell types. This project is currently in the prototype development phase. Preliminary animal studies are planned for the first half of 2005.

hawse have also developed additional new intellectual property in the areas of cell encapsulation, isolation and processing. We may file one or more patent applications for these technologies as we deem appropriate.

BUSINESS RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of June 30, 2004, we have incurred total losses of $18.3 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $24 million under a common stock purchase agreement, of which approximately $22.9 million remains available. See "Management's Discussion and Analysis--Liquidation and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the factors listed above. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain available. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $24 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We have the right to receive only $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We originally registered 6,000,000 purchase shares for sale by Fusion Capital, 4,567,398 of which have not yet been issued. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 5,058,866 shares currently registered, which we have the right but not the obligation to do.

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

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our technologies are still in the early stages of development. We are currently working to develop our first product, MicroIslet-P. This product may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of this product or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approval, we may not be able to develop products that:

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

         o collaborators may delay clinical trials, under fund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

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

As of August 1, 2004, we have on file with the SEC effective registration statements for a total of 20,940,421 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,058,866 shares for resale by Fusion Capital. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We also have other registration obligations that have not yet vested.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended June 30, 2004, the average daily trading volume of our stock was approximately 154,948 shares and the shares traded as low as $1.55 and as high as $3.59 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 9,900,000 shares outstanding that have exercise prices at or below the recent market price of our stock of $1.13 per share. We have options and warrants for approximately 3,900,000 shares outstanding at prices above the current $1.13 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of August 1, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 27.3% of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable within sixty days of August 1, 2004). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2004, we sold an aggregate of 415,096 shares of common stock to Fusion Capital Fund II, LLC for gross proceeds of $500,000 pursuant to the common stock purchase agreement dated April 1, 2003, as amended. The common stock purchase agreement is described in more detail at "Liquidity and Capital Resources" above.

Following completion of a private placement of our common stock in March 2004, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. Effective April 1, 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. The warrants are exercisable until July 30, 2004. A registration statement covering the resale of the shares issuable upon exercise of the warrants was filed and declared effective by the SEC on June 14, 2004.

During the quarter ended June 30, 2004, investors in previous financings and service providers exercised outstanding warrants for an aggregate of 409,808 shares at exercise prices ranging from $1.00 to $1.30.

On May 25, 2004, we issued two warrants to Strategic Growth International, an investor relations consulting firm. The first warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and the second warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share. Both warrants are exercisable at any time until May 25, 2009.

On May 25, 2004, we issued 89,231 shares of common stock to a placement agent in connection with our March 2004 private placement.

We determined that each of the persons and entities issued warrants as described above were accredited investors and relied on Regulation D, Rule 506 of the Act, in issuing such securities. An appropriate legend was placed on the securities except to the extent such securities are registered for resale under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our stockholders was held on May 25, 2003, at 12544 High Bluff Drive, Suite 300, San Diego, California. Matters voted on and approved at that meeting were:

         (I) the election of five (5) directors to hold office for the ensuing year and until their successors are elected;

         (II) the approval of an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 100,000,000 shares,

         (III) the approval of an amendment to our Amended and Restated 2000 Stock Option Plan (A) to increase the maximum aggregate number of shares of common stock that may be issued under the plan from 4,000,000 to 6,000,000, (B) to increase the maximum aggregate number of shares of common stock that may be issued under the plan pursuant to the exercise of tax-qualified incentive stock options to 6,000,000, and (C) to state that no employee may be granted options within any fiscal year under the plan to purchase more than 500,000 shares under options, except that a new employee shall be eligible to receive up to a maximum of 2,000,000 shares under options in the fiscal year in which he or she commences employment; and

         (IV) the ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004.

Proposal I. Election of Directors

Tabulations for each individual director were as follows:

         DIRECTOR                                FOR                 WITHHELD
         --------                                ---                 --------
         John F. Steel IV                      24,900,326           1,636,095
         Hartoun Hartounian, Ph.D.             25,042,376           1,494,045
         Robert W. Anderson, M.D.              25,037,876           1,498,545
         Steven T. Frankel                     25,037,876           1,498,545
         James E. Gavin III, M.D., Ph.D.       25,037,876           1,498,545

Proposal II. Approval of an amendment to the Company's Articles of Incorporation

         Tabulations for this proposal were as follows:

                                                                      BROKER
            FOR              AGAINST             ABSTAIN             NON-VOTE
            ---              -------             -------             --------
         25,098,854         1,112,483            325,084                --

Proposal III. Approval of an amendment to the Company's Amended and Restated
     2000 Stock Option Plan

         Tabulations for this proposal were as follows:

                                                                      BROKER
            FOR              AGAINST             ABSTAIN             NON-VOTE
            ---              -------             -------             --------
         21,798,857         1,126,283            393,730            3,217,551

Proposal IV. Ratification of the selection of Deloitte & Touche LLP as independent auditors

         Tabulations for this proposal were as follows:

                                                                      BROKER
            FOR              AGAINST             ABSTAIN             NON-VOTE
            ---              -------             -------             --------
         26,528,821            100                7,500                 --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

Exhibit No.     Document Description
-----------     --------------------

10.1 Warrant Agreement dated April 1, 2004 between the Registrant and BetaDynamics, LLC (incorporated by reference to the Registrant's Registration Statement on Form S-2 filed on May 28, 2004 (File No. 333-116033)).

10.2 Warrant Agreement dated April 1, 2004 between the Registrant and SBI Brightline VII, LLC (incorporated by reference to the Registrant's Registration Statement on Form S-2 filed on May 28, 2004 (File No. 333-116033)).

10.3 Form of Warrant Agreement dated May 25, 2004 between the Registrant and Strategic Growth International.*

31.1     Certification of Chief Executive Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.*

31.2     Certification of Chief Financial Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.*

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

------------------
*  Filed herewith.

b. REPORTS ON FORM 8-K.

On April 12, 2004, we furnished a current report on Form 8-K containing disclosure in Item 12.

On May 26, 2004, we filed a current report on Form 8-K containing disclosure in
Item 5.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MICROISLET, INC.

August 13, 2004              /s/ John F. Steel IV
                             ---------------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

August 13, 2004              /s/ William G. Kachioff
                             ---------------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer
                             (Principal financial officer)