Form 10QSB
period 2004-09-30
MICROISLET INC
filed 2004-11-15
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

                                 YES [X] NO [ ]

                    At November 10, 2004, 39,646,865 shares
                      of the registrant's common stock (par
                          value, $.001 per share) were
                                  outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES [ ] NO [X]

                              PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     MicroIslet, Inc.
                               (A Development Stage Company)
                          Consolidated Balance Sheets (unaudited)


                                                           September 30,     December 31,
                                                               2004              2003
                                                           -------------     -------------
ASSETS

Current Assets:
   Cash and cash equivalents                               $ 10,242,887      $    529,877
   Grants receivable                                                 --            16,242
   Prepaid expenses                                             186,116            65,849
                                                           -------------     -------------

       Total current assets                                  10,429,003           611,968

Equipment, net                                                  210,838           104,952
Patents, net                                                     11,167            11,522
Deposits and other assets                                        56,814            50,210
                                                           -------------     -------------

       Total assets                                        $ 10,707,822      $    778,652
                                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Research expenses due to stockholder                    $         --      $    230,000
   Accounts payable and accrued expenses                        270,755           181,458
                                                           -------------     -------------

       Total current liabilities                                270,755           411,458
                                                           -------------     -------------

Stockholders' Equity:

   Common stock - $.001 par value: 100,000,000 shares
     authorized; 39,646,846 and 28,143,699 shares
     issued and outstanding  at September 30, 2004 and
     December 31, 2003 respectively                              39,647            28,144
   Additional paid-in capital                                29,906,768        15,417,108
   Deficit accumulated during the development stage         (19,509,348)      (15,078,058)
                                                           -------------     -------------

       Total stockholders' equity                            10,437,067           367,194
                                                           -------------     -------------

       Total liabilities and stockholders' equity          $ 10,707,822      $    778,652
                                                           =============     =============


                                           -2-

                                                   MicroIslet, Inc.
                                             (A Development Stage Company)
                                   Consolidated Statements of Operations (unaudited)


                                                                                                           August 21,
                                               Three Months Ended              Nine Months Ended              1998
                                                  September 30,                   September 30,         (Inception) to
                                              2004            2003            2004            2003       Sept.30, 2004
                                         -------------   -------------   -------------   -------------   -------------
Grant revenue                            $         --    $     90,242    $         --    $    215,780    $    409,790
                                         -------------   -------------   -------------   -------------   -------------
Expenses:
   Research and development expenses          811,460         457,800       1,923,109       1,127,254       9,286,123
   General and administrative expenses        430,826         334,702       2,573,660       1,297,961      10,574,555
                                         -------------   -------------   -------------   -------------   -------------
Operating expenses                          1,242,286         792,502       4,496,769       2,425,215      19,860,678
                                         -------------   -------------   -------------   -------------   -------------
       Loss from operations                (1,242,286)       (702,260)     (4,496,769)     (2,209,435)    (19,450,888)
                                         -------------   -------------   -------------   -------------   -------------
Other income (expense):
   Interest income                             33,877             222          68,970           2,027         122,853
   Interest expense                               (43)        (60,296)           (163)       (119,787)       (172,864)
   Other                                         (676)             --          (3,328)         (6,522)         (8,449)
                                         -------------   -------------   -------------   -------------   -------------
       Total other income (expense)            33,158         (60,074)         65,479        (124,282)        (58,460)
                                         -------------   -------------   -------------   -------------   -------------
       Net loss                          $ (1,209,128)   $   (762,334)   $ (4,431,290)   $ (2,333,717)   $(19,509,348)
                                         =============   =============   =============   =============   =============
Basic and diluted net loss per share     $       (.03)   $       (.03)   $       (.12)   $       (.10)   $       (.94)
                                         =============   =============   =============   =============   =============
Weighted average number of shares
   outstanding used in calculation         39,646,846      23,853,399      36,755,651      23,365,806      20,783,696
                                         =============   =============   =============   =============   =============


                                                         -3-

                                             MicroIslet, Inc.
                                      (A Development Stage Company)
                            Consolidated Statements of Cash Flows (unaudited)


                                                        Nine Months      Nine Months     August 21, 1998
                                                           Ended            Ended         (Inception) to
                                                      Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004
                                                      --------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                           $ (4,431,290)     $ (2,333,717)     $(19,509,348)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Interest paid with warrant                                 --           110,200           142,300
     Warrant compensation expense                          618,292                --         4,096,015
     In process research and development
       acquired for common stock                                --                --         2,067,518
     Compensation paid with stock options                  875,227           193,691         3,012,184
     Depreciation and amortization                          34,137            35,110           141,047
     Loss on disposal of equipment                              --             2,195            18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                (6,604)               --           (69,284)
   Grants receivable                                        16,242           (20,194)               --
   Prepaid expenses                                       (120,267)          (17,308)         (186,116)
   Deferred grant revenue                                       --           (36,518)               --
   Accounts payable and accrued expenses                    89,297            70,391           500,716
   Research expenses due to stockholder                   (230,000)               --                --
                                                      -------------     -------------     -------------

     Net cash used in operating activities              (3,154,966)       (1,996,150)       (9,786,735)
                                                      -------------     -------------     -------------

Cash flows from investing activities:
   Purchases of equipment                                 (139,668)          (15,537)         (399,815)
   Proceeds from sale of equipment                              --             1,000             1,000
                                                      -------------     -------------     -------------
     Net cash used in investing activities                (139,668)          (14,537)         (398,815)
                                                      -------------     -------------     -------------

Cash flows from financing activities:
   Proceeds from sale of common stock                   13,007,644           945,093        19,741,937
   Proceeds from sale of preferred stock                        --                --           186,500
   Loan from related party                                      --           525,000           525,000
   Repayment of loan from related party                         --                --           (25,000)
                                                      -------------     -------------     -------------

     Net cash provided by financing activities          13,007,644         1,470,093        20,428,437
                                                      -------------     -------------     -------------

     Net increase (decrease) in cash                     9,713,010          (540,594)       10,242,887

Cash at beginning of period                                529,877           813,696                --
                                                      -------------     -------------     -------------

Cash at end of period                                 $ 10,242,887      $    273,102      $ 10,242,887
                                                      =============     =============     =============

Interest paid                                         $        163      $         87      $      1,099
Income taxes paid                                     $      1,575      $         --      $      8,302

Non-cash investing and financing activities:
   Common stock issued as commission
      for offering of common stock                    $         --      $    199,967      $    199,967
   Warrants issued in debt transaction                $         --      $    142,300      $    142,300
   Conversion of loan from related party to stock     $         --      $         --      $    510,078
   In-process research and development
     acquired for common stock                        $         --      $         --      $  2,067,173
   Compensation paid with warrant related to
     reverse merger                                   $         --      $         --      $  3,477,723
   Compensation expense related to options
     issued                                           $    875,227      $    193,691      $  3,012,184
   Compensation expense related to warrants
     issued                                           $    618,292      $         --      $    618,292
   Common stock issued to founders                    $         --      $         --      $    (12,110)
   Shares issued pursuant to Investment
     Banking Agreement                                $         --      $         --      $   (200,000)


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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to September 30, 2004, and the financial results of the Company for the post-Merger period from April 24, 2002 through September 30, 2004.

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

The consolidated results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123 entitled, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

                                                  For the three months ended        For the nine months ended
                                                  --------------------------        -------------------------

                                               Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2004   Sept. 30, 2003
                                               --------------   --------------   --------------   --------------
Net loss, as reported                           $(1,209,128)     $  (762,334)     $(4,431,290)     $(2,333,717)

Add: Total stock-based compensation expense
   recognized under APB 25, net of tax                   --           44,662            7,700          157,088
Deduct: Stock-based compensation expense
   determined under the fair value method
   for all awards, net of tax                      (173,620)        (349,531)        (452,914)        (942,001)
                                                ------------     ------------     ------------     ------------

Net loss, pro forma                             $(1,382,748)     $(1,067,203)     $ 4,876,504      $(3,118,630)
                                                ============     ============     ============     ============
Net loss per share, as reported:
    Basic and diluted                           $      (.03)     $      (.03)     $      (.12)     $      (.10)
                                                ============     ============     ============     ============
Net loss per share, pro forma:
    Basic and diluted                           $      (.03)     $      (.04)     $      (.13)     $      (.13)
                                                ============     ============     ============     ============


The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:


                                    For the three month period ended     For the nine month period ended
                                    ---------------------------------    -------------------------------

                                    Sept. 30, 2004     Sept. 30, 2003    Sept. 30, 2004   Sept. 30, 2003
                                    --------------     --------------    --------------   --------------

Risk free interest rate                      3%                 3%               3%                3%
Dividend yield                               --                 --               --                --
Volatility                                 113%               115%             123%              115%
Weighted average expected life          5 years           10 years          5 years          10 years


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

The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, entitled "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", under the fair value based method using the Black-Scholes option pricing model, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - PRIVATE PLACEMENT AND OTHER EQUITY TRANSACTIONS

(a) In March 2004, we sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. We paid placement fees to various placement agents in the aggregate amount of $705,000, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent 89,231 shares. The placement agent warrants have exercise prices of $1.30 per share and expire between two to five years from the date of issuance.

(b) Also following completion of the private placement, a placement agent engaged by the Company claimed that it is entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. Effective September 22, 2004, the Company settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued for services rendered in connection with the private placement.

(c) On August 9, 2004, the Company issued a warrant to a consulting firm engaged by the Company to provide investor relations services. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At September 30, 2004, we had an accumulated deficit of approximately $19.5 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

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

Stock-Based Compensation
------------------------

         We have adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, companies have the option to measure compensation costs for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. Since our employee stock options are granted on this basis and we have chosen to use the intrinsic value method, we do not recognize compensation expense for stock option grants. We do, however, include pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Deferred charges for options granted to non-employees are determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

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

RESULTS OF OPERATIONS

Grant revenue for the three month and nine month periods ended September 30, 2003 was $90,242 and $215,780, respectively, consisting entirely of research grants. We recognized no grant revenue for the three month and nine month periods ended September 30, 2004. The decrease reflects the completion of the funding available to us under the Small Business Innovation Research grant from the National Institutes of Health.

General and administrative expenses increased to $430,826 for the three month period ended September 30, 2004 compared to $334,702 for the same quarter in 2003. The increase was primarily due to higher investor relations and directors' & officers' insurance expenses. Research and development expenses increased to $811,460 for the three month period ended September 30, 2004 from $457,800 in the same period in 2003. This increase was mainly due to higher levels of spending for sponsored research and materials relating to testing of our technology in animals.

Our net loss was $1,209,128, or $0.03 per share, for the quarter ended September 30, 2004, compared with a net loss of $762,334, or $0.03 per share, for the same period in 2003. Our net loss was $4,431,290, or $0.12 per share, for the nine months ended September 30, 2004, compared with a net loss of $2,333,717, or $0.10 per share, for the same period in 2003. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through September 30, 2004, have netted approximately $19 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $10.2 million at September 30, 2004, an increase of approximately $9.7 million from December 31, 2003. The primary source of cash during the nine month period ended September 30, 2004 was the sale of common stock and exercise of stock options and warrants. The primary uses of cash and cash equivalents during the nine month period ended September 30, 2004 included $3,154,966 to finance our operations and working capital requirements.

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

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including: the continued effectiveness of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of September 30, 2004, the Company has sold 1,432,602 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

During the three and nine month periods ended September 30, 2004, we sold zero and 415,096 shares of common stock, respectively, to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement dated April 1, 2003, as amended.

OTHER FINANCING MATTERS

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

A placement agent engaged by us in connection with this financing claimed that it is entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. Effective September 22, 2004, we settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued for services rendered in connection with the private placement.

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

PLAN OF OPERATION

We have budgeted our total costs for our operations for the next twelve months at $5.4 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $10 to $15 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $5.4 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                         Estimated Cost
--------                                                         --------------
Personnel...........................................................$1,960,000
Sponsored research....................................................$680,000
Outside consultants and services......................................$438,000
Supplies and materials..............................................$1,012,000
Travel & entertainment................................................$123,000
Facilities............................................................$421,000
General & administrative..............................................$732,000
Total...............................................................$5,366,000

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-PTM. In our 3,000 square foot laboratory, we have eleven employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                          ESTIMATED TIME OF           ESTIMATED COST OF
MILESTONE                                MILESTONE COMPLETION      ACHIEVING EACH MILESTONE
                                         --------------------      ------------------------
Testing viability and functionality        4th Quarter 2004          $0.3 to $0.6 million
of encapsulated human islets in vitro
and in small animals

Ongoing optimization of viability          4th Quarter 2004           $1 to $1.4 million
and functionality of encapsulated
islets in vitro and in animals

Testing viability and functionality        2nd Quarter 2005            $3 to $4 million
of encapsulated porcine islets in
vitro and in non-human primates

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


                                      -13-

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

We expect to add additional employees and collaborators as they become necessary including three to five additional employees in research and development over the next twelve months.

RECENT DEVELOPMENTS

On July 14, 2004, Myron A. Wick III and Cynthia Ekberg Tsai were appointed to our board of directors pursuant to recommendations from the Nominating and Governance Committee of the board, to fill newly created vacant board seats. Mr. Wick was recommended to the Nominating and Governance Committee by a security holder, and Ms. Tsai was recommended to the Nominating and Governance Committee by our investor relations firm.

Over the last year our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification and encapsulation. We have filed and will continue to file applications with the U.S. Patent and Trademark Office to protect our intellectual property as deemed appropriate.

BUSINESS RISKS

         The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of September 30, 2004, we have incurred total losses of $19.5 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $24 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We have the right to receive only $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. At our recent stock price of $1.30, we have the right to receive $30,000 per trading day. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We originally registered 6,000,000 purchase shares for sale by Fusion Capital, 4,567,398 of which have not yet been issued. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 5,058,866 shares currently registered, which we have the right but not the obligation to do.

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

As of November 1, 2004, we have on file with the SEC effective registration statements for a total of 20,940,421 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,058,866 shares for resale by Fusion Capital. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We also have other registration obligations that have not yet vested.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended September 30, 2004, the average daily trading volume of our stock was approximately 63,345 shares and the shares traded as low as $1.00 and as high as $1.60 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 9,800,000 shares outstanding that have exercise prices at or below the recent market price of our stock of $1.25 per share. We have options and warrants for approximately 3,200,000 shares outstanding at prices above the current $1.25 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of November 10, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 26% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of November 10, 2004). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, investors in previous financings and service providers exercised outstanding warrants for an aggregate of 336,666 shares at exercise prices ranging from $0.60 to $1.30.

In September 2004, we issued a warrant to purchase 60,000 shares of common stock at an exercise price of $1.30 per share to a placement agent who claimed entitlement to compensation arising out of our March 2004 financing. The warrant is exercisable until September 27, 2009.

In July 2004, we issued a warrant to an investment banking consulting firm. The warrant is exercisable for 165,000 shares of common stock at an exercise price of $1.65 per share and is exercisable until April 30, 2009.

We determined that each of the persons and entities issued warrants as described above were accredited investors and relied on Regulation D, Rule 506 of the Act, in issuing such securities. An appropriate legend was placed on the securities except to the extent such securities are registered for resale under the Securities Act of 1933.

ITEM 6.  EXHIBITS

    Exhibit No.   Document Description
    -----------   --------------------

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

                         MICROISLET, INC.

November 15, 2004        /s/ John F. Steel IV
                         -------------------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

November 15, 2004        /s/ William G. Kachioff
                         -------------------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer (Principal financial officer)