Form 10QSB/A
period 2004-09-30
MICROISLET INC
filed 2005-02-15
CIK 1092050

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


         10.1      MicroIslet Inc. Executive Performance Cash Bonus Plan.*

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

                         MICROISLET, INC.


February 15, 2005                     /s/ John F. Steel IV
                         -------------------------------------------------------
                             John F. Steel IV
                             Chairman and Chief Executive Officer
                             (Principal executive officer)

February 15, 2005                    /s/ William G. Kachioff
                         -------------------------------------------------------
                             William G. Kachioff
                             Vice President, Finance and Chief Financial Officer (Principal financial officer)