Form 10KSB
period 2004-12-31
MICROISLET INC
filed 2005-03-30
CIK 1092050

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had no revenues for its most recent fiscal year.

As of March 14, 2005, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $38,550,725.*

The number of shares of Common Stock, $.001 par value, outstanding on March 14, 2005, was 39,683,912.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on March 14, 2005. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

ITEM 1.   Business                                                             3
ITEM 2.   Properties                                                          12
ITEM 3.   Legal Proceedings                                                   13
ITEM 4.   Submission of Matters to a Vote of Security Holders                 13

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters            13
ITEM 6.   Management's Discussion and Analysis                                14
ITEM 7.   Financial Statements                                           30, F-1
ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 30
ITEM 8A.  Controls and Procedures                                             30

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   32
ITEM 10.  Executive Compensation                                              36
ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          39
ITEM 12.  Certain Relationships and Related Transactions                      42
ITEM 13.  Exhibits                                                            44
ITEM 14.  Independent Auditors' Fees and Services                             48


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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with insulin-dependent diabetes. Our patented islet transplantation technology, exclusively licensed from Duke University, includes methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce our products to the market.

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

We have not sought any approvals from foreign or domestic regulatory agencies with respect to this product candidate. We must first establish the feasibility of the concepts behind MicroIslet-P(TM) as described under the heading "Management's Discussion and Analysis - Plan of Operation" below.

LICENSE AND SPONSORED RESEARCH

We entered into a license agreement with Duke University in September 1998, which agreement was amended in February 1999. Pursuant to the license agreement, we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the license agreement, we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2004, we have paid Duke approximately $450,000 for its research efforts.

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

We also have an active collaboration with the University of Alberta, Edmonton (Canada). This facility is assisting us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement, we paid the University approximately $15,000 during the fiscal year ended December 31, 2004 and $42,000 during the fiscal year ended December 31, 2003, and have agreed to pay the University a maximum of $100,000 per year based on services provided as agreed upon from time to time.

We have also entered into two broad collaboration agreements in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute. Under the terms of the agreements, we and The Scripps Research Institute are conducting preclinical studies utilizing our proprietary technologies. We believe the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and can be included as part of the IND process for human clinical trials. The first agreement calls for us to fund The Scripps Research Institute in the amount of approximately $650,000 over a two year period ending in March 2005, and the second for approximately $450,000 over a three year period ending in August 2007. We paid to The Scripps Research Institute approximately $434,000 during the fiscal year ended December 31, 2004, and $215,000 during the fiscal year ended December 31, 2003. We are currently in discussions with The Scripps Research Institute to extend the first agreement beyond March 2005.

We have also entered into a collaboration agreement with the California National Primate Research Center at the University of California, Davis in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. We believe the completion of this work can be included as part of the IND process for human clinical trials. The agreement calls for us to fund the University in the amount of approximately $1.3 million over a three year period ending May 2007. During the fiscal year ended December 31, 2004 we funded $120,000 to the University of California, Davis.

INTELLECTUAL PROPERTY

Patents, trademarks and trade secrets are central to the profitability of pharmaceutical products, and our policy is to pursue intellectual property protection aggressively for all our products. The license from Duke University described above relates to two patents owned by Duke that are central to our business plan. Both patents relate to methods of culturing, cryopreserving and encapsulating pancreatic islet cells. A summary of the patents is provided in the following table:~

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

6,783,964                 Product composition patent describing:
(granted 8/31/2004)       - Microencapsulated islet cells
(expires 3/22/2019)         - Microcapsule is comprised of a polysaccharide gum
                              surrounded by a semipermeable membrane
                          - Microcapsule is comprised of alginate in combination
                            with polylysine, polyornithine and combinations thereof
                          - Internal islet cell-containing core is comprised of
                            alginate, gelled or not gelled
                          - Microcapsule is 50um to 2mm in diameter
                          - Microcapsule is incubated in physiologically
                            acceptable salt to increase durability of the microcapsule
                          - Physiological salt treatment of microencapsulated
                            living islet cells results in not more than 10% increase by weight over one month at 37C and at least 150% basal insulin secretion in response to
                            16.7 mM glucose challenge in physiological solution at pH 7.4 after one month.

RESEARCH AND DEVELOPMENT STRATEGY

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have approximately seventeen employees working on this effort with assistance from outside contractors. This research will use animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton (Canada), The University of California, Davis, and The Scripps Research Institute to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with the University of Alberta, the University of California, Davis, The Scripps Research Institute and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. Through these activities, we are planning to establish the feasibility of the concepts behind our product candidate in animals.

We expect to add additional employees and collaborators as resources permit.

We have received preliminary data from The Scripps Research Institute (TSRI) showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-diabetic NOD/SCID as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

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

In August 2004 we received additional data from The Scripps Research Institute. The additional data allow for the following additional conclusions:

     o MicroIslet encapsulation technology preserves pig islet function and extends survival in immunodeficient and immunocompetent diabetic animals.

     o Diabetes is reversed in 80-85% of small animals. Graft function has been observed up to 256 days post transplantation to date.

     o Transplantation of encapsulated islets does not sensitize the host to a second transplant. The graft survival in the second transplant is at least as long as the first transplant of porcine islets.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

In light of these results, the near term objectives of our research and development program are designed to prepare our current microencapsulated porcine islet technology for clinical studies. These objectives are outlined as follows:

     o Optimization of our proprietary microencapsulated porcine islet technology.

     o Performance of additional pre-clinical animal studies to establish safety and efficacy data in support of human clinical trials.

Once we are satisfied that we have adequately optimized our processes, we expect to undertake the following actions:

     o Conduct allotransplantation human clinical studies in cooperation with the University of Alberta, Edmonton using their human islets and our encapsulation process. These studies are intended to validate the microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials of MicroIslet-P(TM).

     o Conduct human clinical trials for MicroIslet-P(TM), microencapsulated porcine islets.

Our total research and development expenses were approximately $2.9 million and $1.5 million for 2004 and 2003.

PORCINE ISLET SUPPLY

Under the rules of the FDA, islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. We currently receive our designated pathogen free pigs from the Mayo Foundation for Medical Education and Research, and we believe this is the only facility that can currently produce designated pathogen free pigs to the required specification. We currently have a short-term supply agreement with the Mayo facility. Under the agreement, the Mayo Foundation has agreed to supply us with substantially all of its production of non-transgenic, designated pathogen free pigs for our preclinical xenotransplantation research for a term of six months, extendable at our option for an additional three months. We have agreed to pay a monthly fee over the term of the short-term supply agreement for the right to receive these pigs. We will also be required to pay Mayo for its expenses of harvesting the pancreas, should we ask the Mayo Foundation to perform such harvesting for us. We believe the quantity of pigs that the Mayo Foundation has agreed to supply will be sufficient to meet our needs during the term of the short-term supply agreement. The Mayo Foundation has agreed that during the term of the short-term supply agreement, it will not supply non-transgenic, designated pathogen free pigs to any other company for research related to, or use with respect to, the treatment of diabetes.

The short-term supply agreement also provides that we and the Mayo Foundation will work together in good faith to agree upon a form of long-term supply agreement for use in human clinical trials, which agreement would be for a term of three years with our ability to extend for up to an additional four years, for a total of seven years, on certain conditions. We believe that the Mayo Foundation has the capacity to provide us with an adequate supply of donor organs for our planned Phase I and Phase II clinical trials. Once we and the Mayo Foundation agree on the form of long-term supply agreement, we will have the right but not the obligation to enter into such agreement at any time during the term of the short-term supply agreement. We have the right to terminate the short-term supply agreement upon 30 days advance written notice. We or the Mayo Foundation may also terminate the short-term supply agreement upon an uncured material breach of the other party.

If this facility were to cease providing designated pathogen free pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply designated pathogen free pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies, and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo facility or any other facility which supplies designated pathogen free pigs, including any facility we operate ourselves, were to become contaminated. In such case, there would be a delay of at least twelve months before such facility could again deliver designated pathogen free pigs.

Were any of such events to occur before the commencement of clinical trials, such trials might have to be delayed. Were any of such events to occur during clinical trials, we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials, and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

MARKET OPPORTUNITY

Diabetes is the sixth leading cause of death in the United States, contributing to more than 193,000 deaths per year. An estimated 1.4 million Americans are insulin dependent diabetics. Currently, each diabetic patient costs the US health care system more than $10,000 per year. We believe that the market will support a price significantly higher than $10,000 per year for a product that can effectively cure insulin dependent diabetes. We estimate the potential market size is $14 billion for the United States and an additional $18 billion for the top six industrialized foreign countries.

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

There are several other companies engaged in the research of islet transplantation technologies. Some of these companies include:

     o Living Cell Technologies (LCT) (formerly Diatranz) -- publicly traded Australian-based biotech company developing an alginate-encapsulated porcine islet cell product;

     o Cerco Medical (formerly Islet Sheet Biomedical) -- company engaged in the research and development of a bioartificial pancreas;

     o Islet Technology -- developer of alginate-encapsulated islet cell products;

     o Novocell -- developer of a polyethylene glycol (PEG) coating technology for immunoisolation of islet cells;

     o Betacell -- developer of fetal islet cell products for transplantation; and

     o Amcyte (formerly VivoRx) - developer of encapsulated human islet cells.

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

MEDICAL DEVICE APPROVAL PROCESS. Medical devices are regulated by the FDA according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk and what is known about the device. The three categories are as follows:

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

EMPLOYEES

As of March 14, 2005, we had twenty-three full time employees. Seventeen of our employees are engaged in research and development. We also maintain a Scientific Advisory Board of outside consultants consisting of seven persons, all with doctoral degrees. These consultants are:

MEMBER                                  AFFILIATIONS
------                                  ------------

James Shapiro, M.D., Ph.D.              Director of the Clinical Islet
                                        Transplant Program at the University of
                                        Alberta in Edmonton, Canada.

Daniel R. Salomon, M.D.                 Associate Professor at The Scripps
Chairman of Scientific Advisory         Research Institute (TSRI) in the
Board                                   Department of Molecular and Experimental
                                        Medicine. Director of the Center for
                                        Organ and Cell Transplantation for
                                        Scripps Health and the Director of the
                                        Core Laboratory for TSRI's General
                                        Clinical Research Center including the
                                        GCRC DNA Microarray Core.

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

HISTORY

Our company was incorporated under the laws of the state of Nevada in November 1998 under the name ALD Services, Inc. Our business plan was to seek to provide guidance to start-up and development stage companies in functional areas such as logistics, supply, transportation, contracting, financial and manpower management. In April 2002, we acquired MicroIslet, Inc., a Delaware corporation (MicroIslet of Delaware) through a merger of our newly formed, wholly owned subsidiary with MicroIslet of Delaware. As a result of the Merger, MicroIslet of Delaware is now our wholly owned subsidiary and we share its business plan.

MicroIslet of Delaware was founded by John F. Steel IV, who at the time of the merger owned 49% of the outstanding shares of MicroIslet of Delaware and was its Chairman and CEO. DiaSense, Inc. and Richard Schoninger were also principal stockholders of MicroIslet of Delaware, owning 18% and 11.4%, respectively, of the outstanding shares at that time. The other executive officer of MicroIslet of Delaware prior to the merger was Hartoun Hartounian, who served as its Chief Operating Officer. Mr. Steel, Dr. Hartounian, Robert Anderson and James Gavin made up the Board of Directors. Each of these individuals remains with our company in the same or similar capacity. MicroIslet of Delaware was incorporated in Delaware in August 1998. From the time of its formation, the company has been engaged in the research, development and commercialization of technologies in the field of cell transplantation therapy for insulin-dependent diabetes. MicroIslet of Delaware has licensed patented technologies from Duke University Medical Center for the isolation, culture, storage and microencapsulation of insulin-producing islet cells. Transplantation of cells using these proprietary methods may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment towards a cure for diabetes worldwide.

In October 2001, MicroIslet of Delaware entered into an Investment Banking Agreement with ASA Investment Company, a registered broker-dealer. MicroIslet of Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction, Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would each have equity interests. Thomas and Mark Russell are brothers. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained any ownership interest or other interest in ASA.

Under the Investment Banking Agreement, ASA was retained to raise equity financing of up to $10 million in two stages. The first stage required ASA to raise $1 million by November 2, 2001, after which ASA would have an exclusive right to conduct a further private placement for between $3 million and $9 million on or before February 28, 2002. As a condition to closing the second stage of the private placement, MicroIslet of Delaware was required to enter into a business combination with us. MicroIslet of Delaware also agreed to give ASA a right of first refusal until April 2003 to match the terms of any offer for financing. ASA also had the right to receive a 10% finder's fee for any completed financing from persons introduced to MicroIslet of Delaware by ASA, and the first $200,000 of any completed financing in excess of $6 million. In November 2001, MicroIslet of Delaware sold 166,668 shares of its common stock at a price of $6.00 per share in a private placement, which raised gross proceeds of $1 million. ASA received a commission of $100,000 in connection with this sale. Pursuant to this investment, the investors were granted the right to receive additional shares of common stock if MicroIslet of Delaware sells any securities for less than $6.00 per share. In the event of such a sale, these investors would have been entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

On April 24, 2002, MicroIslet of Delaware sold 504,620 shares of its common stock in the second stage of its private placement, raising approximately $3 million in gross proceeds. We simultaneously completed our business combination with MicroIslet of Delaware. MicroIslet of Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of our post-merger outstanding shares. In the merger, MicroIslet of Delaware common shares were exchanged on a one-for-one basis for our common shares, and MicroIslet of Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common shares. Soon after the merger, we changed our name from ALD Services, Inc. to MicroIslet, Inc. ASA received a commission of $302,770 in connection with the second private placement closing, and earned an investment banking fee of $200,000 plus 33,334 of our common shares in connection with our acquisition of MicroIslet of Delaware.

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

ITEM 2. PROPERTIES

We own no real property. We lease approximately 9,560 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $16,000 per month. The lease expires on February 28, 2008. This facility is adequate for our current requirements. We also lease an additional research and development facility in San Diego, California at a current rental rate of $5,000 per month. The lease can be terminated at any time with sixty days advance notice.

ITEM 3. LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleges that we made false statements concerning our relationship with Duke University. The complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys fees and costs. In connection with the racketeering cause of action, the complaint seeks damages of three times the amount of plaintiff's injury, but does not allege the amount that plaintiff was injured. In March 2004, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California, and was subsequently transferred to the United States District Court for the Southern District of California. No trial date has been set. Although an unfavorable outcome in this matter could have a material adverse effect on our business, liquidity and financial position, we believe this claim is without merit and we intend to vigorously defend the action.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, we are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

Our common stock has been traded on the American Stock Exchange (Amex) under the trading symbol "MII" since June 1, 2004. Previously it had been traded on the OTC Bulletin Board under the trading symbol "MIIS" from May 9, 2002 to May 31, 2004, and under the symbol "ALDI" from December 12, 2000 to May 8, 2002. The following table sets forth the high and low prices for our common stock as reported by various market makers for the fiscal years ended December 31, 2004 and 2003. The quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.

                                                    Bid Quotations
                                                    --------------
                                                   High         Low
                                                   ----         ---

2003
        First Quarter                              2.39        1.30
        Second Quarter                             1.50        0.37
        Third Quarter                              0.85        0.35
        Fourth Quarter                             0.45        0.89

2004
        First Quarter                              3.43        0.60
        Second Quarter                             3.59        1.55
        Third Quarter                              1.60        1.00
        Fourth Quarter                             1.38        1.01

On December 31, 2004, there were approximately 114 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. As of December 31, 2004, we had an accumulated deficit of approximately $21.1 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our acquisition of MicroIslet of Delaware was completed on April 24, 2002. We issued new shares of our common stock to the stockholders of MicroIslet of Delaware in exchange for all the outstanding common stock and preferred stock of MicroIslet of Delaware. The acquisition was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of our outstanding stock subsequent to the acquisition. For accounting purposes, MicroIslet of Delaware is deemed to have acquired ALD Services and therefore all financial information presented in this report represents the results of operations of MicroIslet of Delaware.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of the efficacy of our approach in order to advance to subsequent milestones.

In March 2004, we sold common stock for net cash proceeds of $12 million, which we believe will be sufficient to fund our operations into 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

GRANT REVENUE

We recognize grant revenue as qualifying research expenses are incurred.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through December 31, 2004, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

RESULTS OF OPERATIONS

Grant revenue for fiscal year 2003 was $255,857, consisting entirely of research grants. We recognized no grant revenue for the year ended December 31, 2004. The decrease reflects the completion of the funding available to us under the Small Business Innovation Research (SBIR) grant from the National Institutes of Health
(NIH).

Total operating expenses were $6,083,051 in 2004 and $3,138,071 in 2003. The increase in expenses was principally the result of personnel expenses due to the increase in the number of employees as well as increased sponsored research funding. Research and development expenses increased to $2,913,213 in 2004 from $1,497,682 in 2003, reflecting increased headcount and spending for our sponsored research and materials relating to testing of our technology in animals. General and administrative expenses increased to $3,169,838 in 2004 from $1,640,389 in 2003. The increase was primarily related to higher investor relations expense due to warrants and options issued to consultants, as well as higher directors' and officers' insurance premiums. We expect operating costs to increase significantly in 2005 as discussed in our plan of operation below.

Interest income was $110,666 in 2004 and $3,600 in 2003. The increase in interest income was due primarily to the corresponding increase in the levels of cash and cash equivalents resulting from our March 2004 private placement and increasing yields from our investments.

Our net loss was $5,976,906 or $0.16 per common share in 2004, and $3,039,817 or $0.12 per common share in 2003. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. At December 31, 2004, our federal tax net operating loss and federal tax credit carryforwards were $15,636,000 and $1,012,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2004, have netted approximately $19.9 million, and to a lesser extent, through short term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash reserves, and during these times, we have curtailed non-essential operations and extended payment terms with our trade creditors wherever possible.

Our combined cash and cash equivalents totaled $8.8 million at December 31, 2004, an increase of $8.2 million from December 31, 2003. The primary source of cash and cash equivalents for the year ended December 31, 2004 was the sale of common stock and warrants in our March 2004 private placement and, to a lesser extent, the exercise of stock options and warrants. The primary uses of cash and cash equivalents during the year ended December 31, 2004 included $4.6 million to finance our operations and working capital requirements.

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

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of December 31, 2004, the Company has issued a total of 1,934,067 shares to Fusion Capital under this agreement for net proceeds of approximately $1,060,000.

During the year ended December 31, 2004, we sold 415,094 shares of common stock to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement.


OTHER FINANCINGS

In March 2004, we sold to a limited number of accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. We paid placement fees to various placement agents in the aggregate amount of $705,000, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and issued 89,231 shares in lieu of cash commission to a placement agent who later became a director of our company. The placement agent warrants have exercise prices of $1.30 per share and expire between two to five years from the date of issuance.

Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants were exercisable until July 30, 2004; and at December 31, 2004, warrants for 150,000 shares had been exercised and warrants for 150,000 shares had expired.

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

In January 2004, we issued a warrant to an investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on January 30, 2009. This warrant has not been exercised as of March 14, 2005.

In May 2004, we issued two additional warrants to this investor relations consulting firm. The first warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share, was issued for the firm's services in connection with the March 2004 private placement, and the second warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share, was issued for investor relations consulting services. Both warrants are exercisable at any time until May 25, 2009. As of March 14, 2005, 186,666 of such warrants had been exercised.

On August 9, 2004, we issued a warrant to another investor relations consulting firm in consideration for investor relations consulting services provided. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009. This warrant has not been exercised as of March 14, 2005.

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


PLAN OF OPERATION

We have budgeted our total costs for our operations for the next twelve months at $6.9 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $5 to $10 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $6.9 million we have budgeted for the next twelve months is divided into the following categories:

Category                                         Estimated Cost
--------                                         --------------
Personnel............................................$2,711,000
Sponsored research.....................................$635,000
Outside consultants and services.......................$671,000
Supplies and materials...............................$1,364,000
Travel and entertainment...............................$186,000
Facilities.............................................$500,000
General and administrative.............................$872,000
Total................................................$6,939,000

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our initial pre-clinical studies will consist of cell transplantation studies primarily involving small animals such as rats and mice and/or large animals such as dogs or non-human primates. These studies will use non-encapsulated and encapsulated animal islet cells. The encapsulated cells will be isolated and encapsulated by us using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory. This work will be conducted by our research and development team at our facility with assistance from outside contractors.

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

                                            ESTIMATED TIME OF MILESTONE         ESTIMATED COST OF
MILESTONE                                            COMPLETION             ACHIEVING EACH MILESTONE
                                                     ----------             ------------------------
Ongoing optimization of viability and
functionality of encapsulated islets in          First Half of 2006            $1 to $1.4 million
vitro and in small animals
Testing viability and functionality of
encapsulated islets in vitro and in              Second Half of 2006             $3 to $4 million
non-human primates

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

                                                                    ESTIMATED TIME OF            ESTIMATED COST OF MILESTONE
                                                                        COMPLETION                 ACHIEVING EACH MILESTONE
MILESTONE                                                               ----------                 ------------------------
COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING             2nd Half of 2006                   $6-10 Million
INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FOOD AND DRUG
ADMINISTRATION. Once we have established the "proof of
concept" behind our product candidates, we plan to initiate
formal studies to demonstrate safety and efficacy in support of human clinical trials. These studies will involve both
small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and
outside contract facilities. These studies will depend on
our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure
alginate for the capsules and porcine islets. We intend to
engage in ongoing discussions with the FDA during these
evaluations. Once we are comfortable with the safety and
efficacy results of these studies we plan to file the
investigational new drug application with the FDA.

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These           1st Half of 2006                    $2-3 Million
studies involve the transplantation of human islet cells
using our encapsulation processes from one human to another.
We hope these studies will validate our microencapsulation
technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal                     2007                            Unknown
controlled animal studies have been completed, we plan to
file the investigational new drug application. If the
application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical
trials of pharmaceuticals or biologics typically involve
three phases. The first of these phases involves an
evaluation of the safety of the experimental product in
humans, and if possible, an evaluation of the early
indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase                   2008                            Unknown
involves further safety testing, and an evaluation of
efficacy, dose schedules and routes of administration in a
larger human population. This phase sometimes overlaps with
the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are                 2010                            Unknown
usually randomized, double-blind studies testing product
safety and effectiveness in an expanded patient population
in order to evaluate the overall risk/benefit relationship
of the product and to provide an adequate basis for product
labeling. Because of the scope and the number of patients
involved, significant capital is required for these trials.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE           2011 or later                        Unknown
FDA FOR APPROVAL. Once the clinical investigations are
complete, we intend to submit an application to the FDA
including all of our clinical and preclinical data.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT                      2011 or later                        Unknown

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

We anticipate hiring approximately three additional employees in research and development over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

The possible effect on our financial statements of new accounting pronouncements that have been issued for future implementation is discussed in the footnotes to our audited financial statements (see Note 2).

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of December 31, 2004, we have incurred total accumulated losses of $21.1 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $24 million under a common stock purchase agreement, of which approximately $22.9 million remains available as of March 14, 2005. See "Management's Discussion and Analysis--Liquidity and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the factors listed above. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain available. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $24 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We have the right to receive only $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. At our recent stock price of $1.84, we have the right to receive $50,000 per trading day. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We originally registered 6,000,000 purchase shares for sale by Fusion Capital, 4,530,332 of which have not yet been issued. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 5,058,866 shares currently registered, which we have the right but not the obligation to do.

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

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROLS REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the American Stock Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

WE WILL REQUIRE A SUPPLY OF DESIGNATED PATHOGEN FREE PIGS IN ORDER TO COMMENCE AND CONTINUE HUMAN CLINICAL TRIALS ON OUR MICROISLET P(TM) PRODUCT. IF WE CANNOT SECURE A SUFFICIENT ONGOING SUPPLY OF THESE PIGS FROM THE SINGLE FACILITY WHICH IS CURRENTLY ABLE TO PRODUCE THEM, WE MAY BE REQUIRED TO BUILD OUR OWN FACILITY, WHICH WOULD SUBSTANTIALLY INCREASE OUR COSTS AND LIKELY SUBSTANTIALLY DELAY OUR ABILITY TO COMMENCE CLINICAL TRIALS.

Under the rules of the Food and Drug Administration, islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. Establishing such a herd requires a clean room facility, a significant amount of time, and veterinary expertise. We currently receive designated pathogen free pigs for our preclinical research from the Mayo Foundation for Medical Education and Research. We have not identified other suppliers in North America that can currently produce designated pathogen free pigs to the required specification, although others may exist. If the Mayo Foundation were to cease providing designated pathogen free pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply designated pathogen free pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies, and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo Foundation or any other facility which supplies designated pathogen free pigs, including any facility we operate ourselves, were to become contaminated. In such case, there would be a delay of at least twelve months before such facility could again deliver designated pathogen free pigs. Were any of such events to occur before the commencement of clinical trials, such trials might have to be delayed. Were any of such events to occur during clinical trials, we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials, and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

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

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license, and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

As of December 31, 2004, we have on file with the SEC effective registration statements for a total of 20,940,421 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,058,866 shares for resale by Fusion Capital. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We also have other registration obligations that have not yet vested.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the year ended December 31, 2004, the average daily trading volume of our stock was approximately 102,800 shares and the shares traded as low as $0.60 and as high as $3.59 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 11,169,087 shares outstanding that have exercise prices at or below the recent market price of our stock of $1.84 per share. We have options and warrants for 2,251,894 shares outstanding at prices above the current $1.84 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, OUR STOCK PRICE AND OUR EFFORTS IN RECRUITING ADDITIONAL EMPLOYEES IN THE EMPLOYEE MARKETPLACE.

Development stage companies in general, and our company in particular, have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but we generally do not include stock option expense for employee options in our reported financial statements. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with the first quarter of the year ending December 31, 2006. The change in accounting rules may lead to a significant increase in our reported losses which may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of March 14, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 27.9% of the outstanding shares of our common stock (after giving effect to the exercise of all options held by them which are exercisable on or before May 14, 2005). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

(b) No significant changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

(c) Limitations. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages as of December 31, 2004, and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes all of his or her working time to our business.

NAME                                AGE       POSITION HELD AND TENURE
----                                ---       ------------------------

John F. Steel IV                    46        Chairman, Chief Executive Officer
                                              and Director

Hartoun Hartounian, Ph.D.           45        President, Chief Operating Officer
                                              and Director

William G. Kachioff                 39        Vice President, Finance and Chief
                                              Financial Officer

Myron A. Wick III                   61        Vice Chairman and Director

Robert W. Anderson, M.D.*           67        Director

Steven T. Frankel *                 61        Director

James R. Gavin III, M.D., Ph.D.*    59        Director

Cynthia Ekberg Tsai                 49        Director

* Member of the Audit,
Compensation and Nominating
and Governance Committees

SIGNIFICANT EMPLOYEES

Ronnda Bartel, Ph.D.                46        Executive Director of Biological
                                              Sciences

Mayank Patel                        35        Senior Director of Operations

Jain Krotz, Ph.D.                   43        Director of Delivery Sciences

Ingrid Stuiver, Ph.D                43        Director of Research

Dagmar Meissner                     39        Director of Process Research and
                                              Development


JOHN F. STEEL IV, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Steel joined us in April 2002 as Chairman of the Board of Directors and Chief Executive Officer. In January 1998, Mr. Steel founded MicroIslet of Delaware and has served as its Chairman and Chief Executive Officer from September 1998 to April 2002. Mr. Steel also served as a director of DiaSense, Inc. from January 4, 2001 to April 2, 2002. From January 1996 to December 1997, Mr. Steel was Chief Executive Officer of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. Mr. Steel continues to serve as a director of AKESIS Pharmaceuticals, Inc. (OTCBB:AKES), which became a public company in December 2004 through a merger with Liberty Mint, Ltd. From

January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. From 1989 to 1994, Mr. Steel consulted to several public and private companies on business issues related to distribution of goods, services, and finances through Steel Management. Mr. Steel received his MBA degree with an emphasis in finance from the University of Southern California and a Bachelor of Arts degree from Dartmouth College.

HARTOUN HARTOUNIAN, PH.D., PRESIDENT AND CHIEF OPERATING OFFICER. Dr. Hartounian joined us in April 2002 and had served as President and Chief Operating Officer of MicroIslet of Delaware from August 2000 to April 2002. Before joining MicroIslet of Delaware, Dr. Hartounian served from July 1998 to August 2000 as the Head of the Process Development at Kelco BioPolymers, one of the world's largest producers of biopolymers and a unit of Pharmacia. From April 1994 to June 1998, Dr. Hartounian served as the Associate Director of Process Development at SkyePharma PLC (formerly known as Depotech), where he was responsible for all aspects of process development, scale up and technology transfer and was the key contributor in the commercialization of SkyePharma's first product. Dr. Hartounian received his Ph.D. in Chemical Engineering from the University of Delaware.

WILLIAM G. KACHIOFF, VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Mr. Kachioff joined us in May 2002 as Vice President, Finance and Chief Financial Officer. He had served previously as the acting Chief Financial Officer of MicroIslet of Delaware on a consultant basis from February 2002 to April 2002. >From November 1999 to November 2001, Mr. Kachioff served as Director of Finance at Altus Medical, Inc., a manufacturer of innovative medical devices, where he helped prepare that company for the successful commercial launch of its first product and for an initial public offering of stock. From November 1998 to November 1999, Mr. Kachioff was the Corporate Controller at Coulter Pharmaceuticals, Inc., and from November 1996 to October 1998, Mr. Kachioff was the Assistant Controller at Vivus, Inc. From September 1990 to November 1996, he held a series of progressively responsible finance and accounting positions with Abbott Laboratories. He was a senior auditor with Deloitte & Touche LLP from August 1987 to August 1990. Mr. Kachioff received his B.S. in Management with concentrations in Accounting and Information Systems from the State University of New York at Buffalo and has been a Certified Public Accountant since 1989.

MYRON A. WICK III. Mr. Wick has been a director of our company since July 2004 and was appointed Vice Chairman in December 2004. Mr. Wick is currently a managing director and co-founder of McGettigan, Wick & Co., Inc., an investment banking firm formed in 1988, and a general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund formed in 1991. Mr. Wick was also a cofounder of StoryFirst Communications, Inc., and served as its Chairman from 1993 through 2003. StoryFirst is the largest privately-owned television and radio broadcast company in Russia. Mr. Wick also serves on the Boards of Directors of several public and private corporations and not-for-profit organizations, including ModTech Holdings, Inc. (NASDAQ: MODT), the Hoffman Institute, The Natural Step, The Tanager Foundation and Citizens Communications Company (NYSE: CZN). Mr. Wick has an M.B.A. from Harvard University and B.A. from Yale University.

ROBERT W. ANDERSON, M.D. Dr. Anderson has been a director of our company since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. From June 1994 to the present, Dr. Anderson has served as the David C. Sabiston, Jr., Distinguished Professor and Chairman Emeritus of the Department of Surgery at Duke University Medical Center in Durham, North Carolina. He received an MBA degree from the Kellogg School of Management at Northwestern in 1994 and was appointed as the Chairman of the Department of Surgery at Duke in the same year. Dr. Anderson received his B.S. degree in Engineering from Duke University and was awarded the M.D. degree from Northwestern University.

STEVEN T. FRANKEL. Mr. Frankel was elected as director of MicroIslet in May 2002. Mr. Frankel has been Chief Executive Officer and President of Acon Laboratories, Inc. since October 2003 and Senior Advisor since September 2002. >From October 2001 to September 2002 he was the Chief Executive Officer and President of Genetic Diagnostics, Inc. Since April 1998, he has been the Chief Executive Officer, President and a director of A-Fem Medical Corp., a developer of women's healthcare products. From May 1992 to March 1998, he was the Chief Executive Officer and President of Quidel Corp., a manufacturer of physicians' office diagnostic test kits. Mr. Frankel was also President of various divisions of Becton, Dickinson and Company from October 1979 to May 1992. Mr. Frankel attended the Executive Program at Stanford University in 1989 and received his B.A. in Philosophy from Clark University in 1964.

JAMES R. GAVIN III, M.D., PH.D. Dr. Gavin has been a director of our company since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. Since July 2002, he has been the President of Atlanta Morehouse School of Medicine. Dr. Gavin has been a member of the Board of Directors of Baxter International Inc. (NYSE: BAX) since February 2003, Anastasia Marie Laboratories, Inc. since February 1998 and dLife, Inc. since 2005. Dr. Gavin was Chairman of the Board of Directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the Board of Directors of Taste for Living, Inc. from 1999 to 2002. From July 1991 to June 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute in Chevy Chase, Maryland. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School. Dr. Gavin has received numerous civic and academic awards and honors.

CYNTHIA EKBERG TSAI. Ms. Tsai has been a director of our company since July 2004. Since 1995, Ms. Tsai has served as the Chairman and CEO of
HealthExpo, the largest consumer health entertainment event in the U.S. She also has served since 1995 as general partner of MassTech Ventures, a venture fund focusing on technology development at Massachusetts Institute of Technology. She is a member of the Advisory Committee of the National Institute of Health, the Board of Directors of the American Association for World Health (the American segment of the World Health Organization), and the New York Board of Directors for the Weizmann Institute of Science. Ms. Tsai is also a Fellow of the Foreign Policy Association, a member of the Economic Club of New York, and a member of the Board of the Institute for Global Finance at Pace University. In 2001, Ms. Tsai joined the Board of The White House Project. She began her career in the financial services business with Merrill Lynch and Kidder Peabody in San Diego. In May 2004, she was chosen to be recognized as one of the Leading Women Entrepreneurs of the World by the STAR Group and she has been recognized by the Harvard Business School Alumni Chapter in New York with an award for entrepreneurship. Ms. Tsai has a B.A. in Psychology from the University of Missouri.

SIGNIFICANT EMPLOYEES

RONNDA BARTEL, PH.D., EXECUTIVE DIRECTOR OF BIOLOGICAL RESEARCH. Prior to joining MicroIslet in 2004, Dr. Bartel had over 15 years experience in the biotechnology and pharmaceutical industries, including discovery and preclinical research, product development and manufacturing of cell-based products. From 2002 to 2004, she maintained her own consulting business specializing in stem cell therapy. As the Senior Director of Science and Technology at SRS Capital LLC from 2001 to 2002, she was responsible for assisting large pharmaceutical and healthcare clients on technology assessment, acquisition and strategic partnering in the therapeutic monoclonal antibody and stem cell therapy fields. >From 1999 to 2001, she was the Vice President of Scientific Development at StemCells Inc., where she was responsible for the preclinical development of human neural stem cells for the treatment of neurodegenerative diseases. She also participated in the first commercialization of tissue-engineered products while holding both research and management positions at Advanced Tissue Sciences from 1995 to 1998. In addition, she had experience in drug delivery research while a member of the research faculty at the University of Kansas, Department of Pharmaceutical Chemistry and later as a senior scientist in the Drug Delivery Department at the Becton Dickinson Research Center, Research Triangle Park, North Carolina. Dr. Bartel received her Ph.D. in Biochemistry from the University of Kansas and her postdoctoral training at the University of Michigan.

MAYANK PATEL, SENIOR DIRECTOR OF OPERATIONS. Mr. Patel joined us in April 2002 and was the Director of Engineering and Manufacturing at MicroIslet of Delaware from December 2000 to April 2002. From December 1998 to December 2000, he was a senior process engineer at Sequenom Inc., where he was responsible for consumable product design, product validation, and development of manufacturing equipment for silicon-based DNA chips. Prior to that, he worked at SkyePharma PLC (formerly DepoTech) from May 1995 to January 1999 where he was a senior engineer, responsible for the design and commissioning of an FDA approved pharmaceutical production system. From April 1993 to May 1995, he was the Manufacturing Associate at Regeneron Pharmaceuticals, where he performed large-scale development and GMP production of clinical protein products. Mr. Patel received his MBA in Operations Management and his B.S. in Chemical Engineering from Rutgers University.

JAIN KROTZ, PH.D., DIRECTOR OF DELIVERY SCIENCES. Dr. Krotz joined MicroIslet in September 2004 with over 10 years experience in commercial research and development of implantable devices and in-vitro diagnostic products. Prior to joining MicroIslet, she lead the development of platforms for microelectronic DNA arrays at Nanogen, Inc. from 1998 to 2004. From 1995 to 1998 she was with Medical Research Group, LLC, developing implantable glucose sensors. Dr. Krotz received her Ph.D. in Polymer Chemistry from the Indian Institute of Technology.

INGRID STUIVER, PH.D., DIRECTOR OF RESEARCH. Dr. Stuiver joined us in April 2002 and was the Director of Research at MicroIslet of Delaware from March 2001 to April 2002. Before joining MicroIslet of Delaware, Dr. Stuiver was the Assistant Director of Clinical Research and Research Scientist at Maxia Pharmaceuticals from June 1998 to March 2001. From December 1993 to January 1998, Dr. Stuiver was a Sr. Research Associate/Postdoctoral Fellow at The Scripps Research Institute and studied adhesion receptors in cancer, hemostasis, thrombosis and the Central Nervous System. Dr. Stuiver received her Ph.D. in Molecular and Cellular Biology from the University of Arizona and her B.A. in Biochemistry and Cell Biology from the University of California, San Diego.

DAGMAR MEISSNER, DIRECTOR OF PROCESS RESEARCH AND DEVELOPMENT. Ms. Meissner joined us in April 2002 and was the Director of Process Research and Development at MicroIslet of Delaware. from January 2001 to April 2002. Prior to joining MicroIslet of Delaware, Ms. Meissner was a Senior Scientist at Kelco BioPolymers from September 1998 to December 2000. From December 1994 to June 1998, she worked at SkyePharma PLC (formerly known as DepoTech) as a Senior Process Engineer. From February 1992 to June 1994, she worked at Biogen, Inc., a biotechnology company, as a Senior Process Associate. Ms. Meissner earned a diploma in Chemical Engineering from a PolyTechnic Institute in Mannheim, Germany and an M.S. degree in Chemical Engineering from Tufts University.


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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2004, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows. Hartoun Hartounian and William G. Kachioff each failed to file timely one Form 4 reporting two transactions, an option exercise and a sale of common stock.

CODE OF ETHICS

We have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.microislet.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE

The Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee, as of the end of fiscal 2004, was composed of Dr. Anderson, Mr. Frankel and Dr. Gavin.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Steven T. Frankel is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The Board of Directors made this affirmative determination based upon his experience, training and education. The Board of Directors further determined that Mr. Frankel is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and Section 121A of the American Stock Exchange Company Guide.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our Directors are paid a retainer of $1,500 each month. During the fiscal year ended December 31, 2004, we paid $18,000 to James R. Gavin III, M.D., Ph.D., $18,000 to Robert W. Anderson, M.D., $18,000 to Steven T. Frankel, $9,000 to Cynthia Tsai, and $9,000 to Myron A. Wick III.

In August 2004, Ms Tsai and Mr. Wick each received non-qualified options to purchase 100,000 shares of common stock at an exercise price of $1.13 per share. The options vest over 3 years and expire ten years after the date of grant.


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by our company or MicroIslet of Delaware for services performed on our company's or MicroIslet of Delaware's behalf for the three fiscal years ended December 31, 2004, with respect to those persons who served as the Chief Executive Officer during the year ended December 31, 2004, and those executive officers who received more than $100,000 in compensation for fiscal 2004.

                                     Summary Compensation Table (1)
                                     ------------------------------

                                                                                         Long-Term
                                                          Annual Compensation          Compensation
                                                          -------------------           Securities
Name and Principal Position                      Year      Salary        Bonus      Underlying Options
---------------------------                      ----      ------        -----      ------------------
John F. Steel IV, Chairman and Chief             2004     $168,000         -0-                 -0-
     Executive Officer (2)                       2003     $168,000      $2,000                 -0-
                                                 2002     $179,500         -0-                 -0-

Hartoun Hartounian, Ph.D., President             2004     $230,000     $90,000                 -0-
     and Chief Operating Officer (2)             2003     $234,230      $2,000             150,000
                                                 2002     $185,620         -0-              62,510

William G. Kachioff, Vice President,             2004     $165,000     $32,400                 -0-
     Finance and Chief Financial Officer (3)     2003     $150,000      $2,000             150,000
                                                 2002     $122,322      $5,000             262,500

(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported. All options were granted at an exercise price equal to fair market value.

(2) Mr. Steel and Dr. Hartounian joined us in April 2002 with the completion of the acquisition of MicroIslet of Delaware. Compensation in 2002 includes compensation paid by us after the acquisition and compensation paid by MicroIslet of Delaware prior to the acquisition.

(3) Mr. Kachioff joined us on a full-time basis in May 2002. Mr. Kachioff was a consultant to MicroIslet of Delaware from February 2002 to April 2002, and compensation shown includes consulting payments for that period.

There were no options granted to executive officers during 2004. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended December 31, 2004, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

     The following table sets forth information concerning options exercised by our named executive officers during the fiscal year ended December 31, 2004, and unexercised options held by our named executive officers as of December 31, 2004.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN THE
                                                                UNDERLYING UNEXERCISED              MONEY OPTIONS AT
                                 SHARES                           OPTIONS AT 12/31/04                  12/31/04(1)
                               ACQUIRED OR      VALUE         -----------------------------    -----------------------------
NAME                          EXERCISED (#)   REALIZED ($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                          -------------   ------------    -----------     -------------    -----------     -------------
John F. Steel IV                       -               -                -               -                -           -

Hartoun Hartounian, Ph.D.        250,000        $592,060        1,212,710               -       $1,110,697           -

William G. Kachioff              120,000        $253,925          278,611          13,889          $21,900           -

(1) Represents the difference between the $1.28 closing selling price of our common stock on December 31, 2004 and the exercise price(s) of the named executive officer's options.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

MicroIslet of Delaware entered into an agreement with Hartoun Hartounian dated June 23, 2000, which agreement was assumed by us and amended effective January 30, 2004 and July 1, 2004. Under the agreement, as amended, we have the right to terminate Dr. Hartounian's employment at any time and for any reason. If, however, we do so without cause or if Dr. Hartounian terminates his agreement for good reason, we must continue to pay salary for six months following termination. Upon such termination, Dr. Hartounian will also be provided twelve months to exercise his vested options. Dr. Hartounian must sign a waiver and release of claims in order to receive these benefits. In addition, the agreement as amended provides that Dr. Hartounian's initial grant of stock options for 1,250,200 shares will vest and become immediately exercisable upon a "change of control" of our company, which generally means a merger, liquidation or sale of all or substantially all of our stock or assets. Dr. Hartounian's base salary was increased to $250,000 per year on July 1, 2004. Dr. Hartounian is also eligible for a bonus of up to 40% of his base salary for the 2004 calendar year based on performance goals approved by our compensation committee under our performance cash bonus plan.

We entered into an agreement with William G. Kachioff dated May 1, 2002, which agreement was amended effective January 30, 2004 and July 1, 2004. Under the agreement, we have the right to terminate Mr. Kachioff's employment at any time and for any reason. If, however, we do so without cause or if Mr. Kachioff terminates his agreement for good reason, we must continue to pay salary for six months following termination. Upon such termination, Mr. Kachioff will also be provided twelve months to exercise his vested options. Mr. Kachioff must sign a waiver and release of claims in order to receive these benefits. In addition, the agreement provides that Mr. Kachioff's initial grant of stock options for 250,000 shares will vest and become immediately exercisable upon a "change of control" of our company, which generally means a merger, liquidation or sale of all or substantially all of our stock or assets. Mr. Kachioff's base salary was increased to $180,000 per year on July 1, 2004. Mr. Kachioff is also eligible for a bonus of up to 20% of his base salary for the 2004 calendar year based on performance goals approved by our compensation committee under our performance cash bonus plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2004:

                                                                                          NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE
                                                                                           FOR FUTURE ISSUANCE
                                                                                              UNDER EQUITY
                                   NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE       COMPENSATION PLANS
                                   BE ISSUED UPON EXERCISE          EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                   OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        REFLECTED IN
      PLAN CATEGORY                  WARRANTS AND RIGHTS           WARRANTS AND RIGHTS         COLUMN (A))
      -------------                  -------------------           -------------------         -----------
                                            (a)                            (b)                     (c)
Equity compensation plans
approved by security holders (1)        4,043,468 (2)                     $1.09                 1,427,871

Equity compensation plans not
approved by security holders            3,467,021 (3)                     $4.10                     --

Total                                   7,510,489                         $2.48                 1,427,871

(1) Our Board of Directors adopted the MicroIslet of Delaware 2000 Stock Option Plan on May 9, 2002 and our stockholders approved it on May 28, 2002. All options granted by MicroIslet of Delaware prior to our acquisition of MicroIslet of Delaware were assumed by us, and those options became exercisable for shares of our common stock. In January 2004, our Board amended the 2000 Stock Option Plan to increase the number of shares reserved under the plan from 4,000,000 to 6,000,000, and to implement per person annual grant maximums.

(2) Options representing 2,705,124 shares of common stock granted pursuant to the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 2,695,124 shares remain outstanding.

(3) Consists of individual stock options and warrant grants to employees, directors, consultants and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Robert
W. Anderson, James R. Gavin III and Steven T. Frankel in November 2003. Of those, options representing 150,000 shares remain outstanding. Dr. Anderson, Dr. Gavin and Mr. Frankel are directors of our company. The option agreements entered into with each of Dr. Anderson, Dr. Gavin and Mr. Frankel are attached hereto as Exhibits 10.33, 10.34 and 10.35 respectively. In addition, options representing a total of 460,000 shares of common stock were granted outside of the 2000 Stock Option Plan to five individuals in 2003 and 2004, none of whom is an officer or director of the company pursuant to the form of option agreement attached hereto as Exhibit 10.32. Of those, options representing 460,000 shares remain outstanding. Warrants representing 1,500,000 shares of common stock in the aggregate were granted to Donald Saunders, Thomas K. Russell and Mark C. Russell for services in connection with the merger of MicroIslet of Delaware and us in April 2002, as described in greater detail in "Company Overview - History" in Item 1. Of those, warrants representing 1,500,000 shares remain outstanding. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 140,649 shares remain outstanding. Warrants representing 738,038 shares in the aggregate were granted in 2004 to finders in consideration of services rendered in connection with our March 2004 private placement. Of those, warrants representing 578,038 shares remain outstanding pursuant to the form of Warrant Agreement attached hereto as Exhibit
10.37. Warrants representing 638,334 shares in the aggregate were granted in 2004 to investor relations consulting firms in consideration of investor relations services rendered pursuant to the forms of Warrant Agreement attached hereto as Exhibit 10.37, 10.39, 10.40, 10.41 and 10.42. Of those, warrants representing 638,334 shares remain outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 14, 2005, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

                                                        Number of Shares
Name and Address of Beneficial Owner (1)             Beneficially Owned (2)       Percent of Class (2)
----------------------------------------             ----------------------       --------------------
John F. Steel IV                                          8,983,251(3)                     23.2%

Richard Schoninger                                        3,190,850(4)                      8.3%
667 Madison Avenue
New York, NY 10021

Don and Bonnie Saunders Family Trust                      2,738,497(5)                      7.1%
900 E. Desert Inn Road, Apt. 521
Las Vegas, NV 89109

John J. Hagenbuch                                         3,819,852(6)                      9.7%
3673 Jackson Street
San Francisco, CA 94118

Hartoun Hartounian, Ph.D.                                 1,212,710(7)                      3.0%

William G. Kachioff                                         292,500(7)                      *

Robert W. Anderson, M.D.                                    190,648(7)                      *

Steven T. Frankel                                           144,000(7)                      *

James R. Gavin III, M.D., Ph.D.                             190,648(7)                      *

Myron A. Wick III                                           328,034(7)(9)                   *

Cynthia Ekberg Tsai                                          27,778(7)                      *

All officers and directors as a group (8 in number)      11,369,569(8)                     27.9%

* Less than one percent.

(1) Except as otherwise indicated, the address for each beneficial owner is 6370 Nancy Ridge Drive, Suite 112, San Diego, CA 92121.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 39,683,931 shares outstanding on March 14, 2005, adjusted as required by rules promulgated by the Commission.

(3) Excludes 10,000 shares held by Mr. Steel's daughter. Mr. Steel disclaims beneficial ownership of such shares as he does not have voting or investment control over such shares.

(4) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr. Schoninger may be deemed to share voting and investment control with the child's mother.

(5) Don and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust, and share voting and investment power over the 2,091,129 shares held by such trust. Also includes 647,368 shares held by Mr. Saunders and his wife as trustees of an irrevocable trust for which Mr. and Mrs. Saunders share voting and investment power. Excludes 850,000 shares subject to a warrant with an exercise price of $6.00 per share and 425,000 shares subject to a warrant with an exercise price of $12.00 per share, as these warrants are substantially out of the money and are not currently exercisable for common stock. If and when Mr. and Mrs. Saunders determine to sell any of the 2,499,339 shares beneficially owned by them, or Mr. Saunders determines to sell any of the 1,275,000 shares subject to the warrants, they may do so only pursuant to a registration statement covering such resales. The ownership information for the Don and Bonnie Saunders Family Trust in this table is based solely on information disclosed on Schedule 13G under the Securities Exchange Act of 1934.

(6) Includes 1,758,772 shares held by Jackson St. Partners, and 10,000 shares held by Mr. Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Mr. Hagenbuch's spouse is the sister of John F. Steel IV. Also includes 728,880 shares subject to immediately exercisable warrants issued to a trust affiliated with Mr. Hagenbuch.

(7) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of March 14, 2005.

(8) Includes 2,175,293 shares subject to options and warrants exercisable within 60 days of March 14, 2005.

(9) Includes 121,794 shares of common stock beneficially owned by D-W Investments, LLC, over which Mr. Wick possesses sole voting and investment control, and 89,231 shares subject to a warrant held by Mr. Wick that is exercisable within 60 days of March 14, 2005.

CHANGES IN CONTROL

On February 22, 2005, Mr. John J. Hagenbuch, an affiliated partnership and an affiliated trust, which we refer to collectively as the Hagenbuch holders, filed a Schedule 13D with the Securities and Exchange Commission. In such Schedule 13D, Mr. Hagenbuch indicated that the Hagenbuch holders expected to deliver to us a notice of nominations for directors and a proposal to amend our bylaws to set a Board size of five directors. Presently, our bylaws permit the Board of Directors to set the Board size at any number of directors, and our Board has set the size at seven directors. The Hagenbuch holders indicated that they would nominate Mr. Hagenbuch for one of the Board seats. Our bylaws provide that the deadline for submitting such notice for action at our 2005 annual meeting of stockholders is February 24, 2005, provided that the annual meeting date is not advanced or delayed by more than 30 days from the anniversary date of the prior year's annual meeting.

The Schedule 13D indicated that the Hagenbuch holders beneficially own 9.5% of our outstanding common shares. The Hagenbuch holders also stated in such filing that they had been in discussions with other stockholders who beneficially own an aggregate of 38.5% of our outstanding common stock, and who the Hagenbuch holders believed would agree to act together with the Hagenbuch holders, although they had not yet so agreed. Mr. Hagenbuch is the brother-in-law of John
F. Steel IV, our Chairman and CEO, and the beneficial owner of approximately 22.6% of our outstanding common stock, and one of the beneficial owners contacted by the Hagenbuch holders.

Our Board of Directors met on February 24, 2005 to discuss the Schedule 13D filing by the Hagenbuch holders. In order to permit more time for our Board of Directors and the nominating and governance committee of the Board to discuss the Hagenbuch holders' proposals, our Board resolved to delay the date for the 2005 annual meeting of stockholders to a date more than thirty days after the May 25, 2005 anniversary date of the annual meeting of stockholders held in 2004. The Board has not yet determined the date for the rescheduled meeting.

As a result of the delayed annual meeting date, the dates for which timely notice may be received from a stockholder for nominations or other business to be properly brought before the 2005 annual meeting will be no earlier than 120 days before the date of the rescheduled meeting, and no later than the later of 90 days before the date of the rescheduled meeting or 10 days after public announcement of the meeting. We will disclose the dates for timely notice of nominations and other business under our bylaws, and the deadline for submitting a stockholder proposal for inclusion in our proxy statement and form of proxy for the 2005 annual meeting pursuant to SEC Rule 14a-8, when we announce the rescheduled annual meeting date.

On February 24, 2005, the Hagenbuch holders filed an amended Schedule 13D. Such amendment indicates that Mr. Hagenbuch has had conversations with our Board regarding the matters described in the initial Schedule 13D filing, and also with stockholders beneficially owning (based on publicly available information) approximately 41% of our outstanding common stock. The Hagenbuch holders state in such amendment that as a result of these discussions, they are considering the advisability of a larger Board. The amendment further indicates that Mr. Hagenbuch is discussing with us appropriate nominees to the Board, which would continue to include himself.

Since the original filing of the Schedule 13D by the Hagenbuch holders, our nominating and governance committee has been engaging in dialog with Mr. Hagenbuch concerning the size and composition of our Board. The nominating and governance committee is currently considering an increase in our Board size to nine directors, and the appointment of Mr. Hagenbuch and one other director, who would be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and Section 121A of the American Stock Exchange Company Guide. The nominating and governance committee expects to make its recommendations to the full Board in early April 2005, and the Board expects shortly thereafter to determine a date for our 2005 annual meeting of stockholders.


THE FOREGOING IS FOR INFORMATIONAL PURPOSES ONLY AND DOES NOT CONSTITUTE A SOLICITATION BY US OF A PROXY, CONSENT OR AUTHORIZATION FOR OR WITH RESPECT TO THE 2005 ANNUAL MEETING OF STOCKHOLDERS. ANY SUCH SOLICITATION BY US WILL BE MADE ONLY PURSUANT TO A PROXY STATEMENT AND OTHER SOLICITATION MATERIALS COMPLYING WITH ALL APPLICABLE REQUIREMENTS OF SECTION 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On October 31, 2003, we reached agreement with Mr. Hagenbuch to cancel the notes evidencing the loans in exchange for 1,022,200 shares and a warrant to purchase 408,880 shares at $1.00 per share. The two loans had a combined principal and interest balance of $511,100. At the same time, Mr. Hagenbuch agreed to have his trust purchase for cash 300,000 shares at $0.50 per share. Mr. Hagenbuch's trust also received a warrant to purchase 120,000 shares at $1.00 per share in connection with this purchase. As a result of these transactions, Mr. Hagenbuch is now beneficial owner of approximately 9.6% of our outstanding stock.

In March 2004, we sold to D-W Investments, L.L.C., 38,461 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investor five-year warrants to purchase 19,231 shares at $1.00 per share. Mr. Myron A. Wick III is the Managing Member of D-W Investments, L.L.C., and possesses voting and investment control over the shares held. In March 2004 we also issued 89,231 shares and warrants to purchase 89,231 shares to Mr. Wick for placement agent services received in connection with the financing. The warrants have an exercise price of $1.30 per share and expire on March 16, 2006. Mr. Wick joined our Board of Directors in July 2004.

ITEM 13. EXHIBITS

       Exhibit No.  Document Description
       -----------  --------------------

          2.1 Merger Agreement and Plan of Reorganization dated as of April 22, 2002 by and among the Registrant, ALD Services Merger Subsidiary, Inc. and MicroIslet of Delaware (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 29,
                    2002).

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

          3.3 Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Form 8-K filed with the Commission on December 15, 2004).

          4.1 Specimen Common Stock Certificate (incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on November 20, 2002).

          10.1 Amended and Restated 2000 Stock Option Plan of the Registrant, as amended and restated January 30, 2004 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.2 Form of Stock Option Grant Notice and Stock Option Agreement under 2000 Stock Option Plan. (1)

          10.3 Investment Banking Agreement dated October 22, 2001 by and between MicroIslet of Delaware and ASA Investment Company, as amended (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.4 License and Sponsored Research Agreement dated September 15, 1998 by and between MicroIslet of Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

          10.5 Amendment to License and Sponsored Research Agreement dated February 5, 1999 by and between MicroIslet of Delaware and Duke University (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

          10.6 Research Service Agreement dated November 20, 2002 between the Registrant and The Governors of the University of Alberta (incorporated by reference to the Registrant's Amendment No. 3 to Registration Statement on Form SB-2 filed with the Commission on February 10, 2003).

          10.7 Research Funding and Option Agreement dated February 20, 2003 by and between the Registrant and the Scripps Research Institute, a California nonprofit public benefit corporation (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 28, 2003).+

          10.8 Standard Industrial/Commercial Multi-Tenant Lease dated July 3, 2002 by and between the Registrant and Nancy Ridge Technology Center, L.P. (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.9 Warrant Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 1, 2002 and filed with the Commission on March 6, 2002).

          10.10 Class A Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.11 Class B Warrant Certificate dated April 2, 2002, issued to Donald G. Saunders (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.12 Class A Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.13 Class B Warrant Certificate dated April 2, 2002, issued to Thomas K. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.14 Class A Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.15 Class B Warrant Certificate dated April 2, 2002, issued to Mark C. Russell (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          10.16 Employment Agreement between MicroIslet of Delaware and Hartoun Hartounian dated June 23, 2000 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.17 Amendment Agreement dated January 30, 2004 to Employment Agreement between MicroIslet of Delaware and Hartoun Hartounian dated June 23, 2000 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.18 Employment Agreement between the Registrant and William Kachioff dated May 1, 2002 (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 28, 2003). *

          10.19 Amendment Agreement dated January 30, 2004 to Employment Agreement between the Registrant and William Kachioff dated May 1, 2002 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.20 Common Stock Purchase Agreement, dated as of April 1, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K dated and filed on April 2, 2003).

          10.21 Registration Rights Agreement, dated as of April 1, 2003 between the Registrant and Fusion Capital Fund II, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K dated and filed on April 2, 2003).

          10.22 120 Day Note, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant's Form SB-2 filed April 15, 2003).

          10.23 Warrant Agreement, dated April 11, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit
                    10.19 to the Registrant's Form SB-2 filed April 15, 2003).

          10.24 120 Day Note, dated May 12, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 13, 2003).

          10.25 Warrant Agreement, dated May 12, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13, 1995 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 13, 2003).

          10.26 Amendment to 120 Day note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 28, 2003).

          10.27 Warrant Amendment, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 28, 2003).

          10.28 Amendment to 120 Day note, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 28, 2003).

          10.29 Warrant Amendment, dated August 26, 2003 between the Registrant and John J. Hagenbuch, Trustee U/D/T dated September 13,1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 28, 2003).

          10.30 Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 11, 2003).

          10.31 Amended and Restated Securities Purchase Agreement dated October 31, 2003 between the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 3, 2003).

          10.32 Form of Warrant dated October 31, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed November 3, 2003).

          10.33 Form of Special Stock Option used in connection with option grants outside of Registrant's stock option plans (incorporated by reference to the Registrant's Registration Statement on Form S-8 filed September 26, 2003).

          10.34 Special Stock Option granted to Robert W. Anderson on November 10, 2003 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.35 Special Stock Option granted to James R. Gavin III on November 10, 2003 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.36 Special Stock Option granted to Steven T. Frankel on November 10, 2003 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).*

          10.37 Form of Securities Purchase Agreement dated as of March 16, 2004 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).

          10.38 Form of Warrant Agreement dated as of March 16, 2004 (incorporated by reference to the Registrant's Form 10-KSB filed with the Commission on March 30, 2004).

          10.39 Table of Special Stock Options granted outside of Registrant's Stock Option plans (1).*

          10.40 Warrant Agreement, dated January 30, 2004, between the Registrant and Strategic Growth International, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB filed May 13, 2004).

          10.41 Warrant Agreement, dated April 1, 2004, between the Registrant and BetaDynamics, LLC (incorporated by reference to the Registrant's Form S-2 filed May 28, 2004).

          10.42 Warrant Agreement, dated April 1, 2004, between the Registrant and SBI Brightline VII, LLC (incorporated by reference to the Registrant's Form S-2 filed May 28, 2004).

          10.43 Warrant Agreement, dated May 25, 2004, between the Registrant and Strategic Growth International, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB filed August 13, 2004).

          10.44 MicroIslet Inc. Executive Performance Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB/A filed February 15, 2005).*

          10.45     Summary Sheet of Director and Executive Officer
                    Compensation.(1)*

          10.46 Short Term Supply Agreement dated February 23, 2005 between the Registrant and Mayo Foundation for Medical Education and Research (incorporated by reference to the Registrant's Form 8-K/A filed on March 29, 2005).+

          21.1 List of Subsidiaries (incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on July 25, 2002).

          23.1      Consent of Deloitte & Touche LLP (1)

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

          32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John F. Steel IV, Principal Executive Officer, and William G. Kachioff, Principal Financial Officer

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ITEM 14. INDEPENDENT AUDITORS' FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP, our independent auditor, for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Type of Fee                          2004                   2003
-----------                          ----                   ----
Audit Fees (1)                     $ 92,950               $ 71,577
Audit Related Fees (2)                8,250                 29,140
Tax Fees (3)                          8,500                 10,560
Total                              $109,700               $111,277

(1) Fees for audit services billed in 2004 and 2003 consisted of professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-Q.

(2) Fees for audit-related services billed in 2004 and 2003 consisted of financial accounting and reporting consultations performed by Deloitte & Touche LLP.

(3) Fees for tax services billed in 2004 and 2003 consisted of professional services rendered by Deloitte & Touche LLP for tax compliance. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:
Federal, state, and local income tax return assistance.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Deloitte & Touche LLP in providing services to us for the fiscal year ended December 31, 2004 and has concluded that such services are compatible with such firm's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROISLET, INC.

                                       By: /s/ John F. Steel IV
                                           ------------------------------------
                                           John F. Steel IV
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

                                       Date:  March 30, 2005

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

            Signature                             Title                               Date
            ---------                             -----                               ----
/s/ John F. Steel IV                 Chairman and Chief Executive                March 30, 2005
---------------------------------    Officer (Principal Executive Officer)
John F. Steel IV


/s/ William G. Kachioff              Vice President, Finance and Chief           March 30, 2005
---------------------------------    Financial Officer (Principal
William G. Kachioff                  Financial and Accounting Officer)


/s/ H. Hartounian                    President, Chief Operating Officer          March 30, 2005
---------------------------------    and Director
Hartoun Hartounian, Ph.D.


/s/ Robert W. Anderson M.D.          Director                                    March 30, 2005
---------------------------------
Robert W. Anderson, M.D.


/s/ James R. Gavin III               Director                                    March 30, 2005
---------------------------------
James R. Gavin III, M.D., Ph.D.


/s/ Steven T. Frankel                Director                                    March 30, 2005
---------------------------------
Steven T. Frankel


/s/ Cynthia Ekberg Tsai              Director                                    March 30, 2005
---------------------------------
Cynthia Ekberg Tsai


/s/ Myron A. Wick III                Director                                    March 30, 2005
---------------------------------
Myron A. Wick III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MicroIslet, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of MicroIslet, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroIslet, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


San Diego, California
March 25, 2005

                                              MICROISLET, INC.
                                        (A Development Stage Company)
                                         Consolidated Balance Sheets


                                                                             December 31,      December 31,
                                                                                 2004              2003
                                                                            -------------     -------------
ASSETS

Current Assets:
     Cash and cash equivalents                                              $   8,777,364     $     529,877
     Grants receivable                                                                 --            16,242
     Prepaid expenses                                                             223,284            65,849
                                                                            -------------     -------------

                 Total current assets                                           9,000,648           611,968
                                                                            -------------     -------------

Equipment, net                                                                    203,018           104,952
Patents, net                                                                       11,048            11,522
Deposits and other assets                                                          57,602            50,210
                                                                            -------------     -------------

                 Total assets                                               $   9,272,316     $     778,652
                                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Research expenses due to stockholder                                   $          --     $     230,000
     Accounts payable and accrued expenses                                        393,270           181,458
                                                                            -------------     -------------

                 Total current liabilities                                        393,270           411,458
                                                                            -------------     -------------

Stockholders' Equity:
     Convertible preferred stock - $.001 par value: 10,000,000
        shares authorized; zero shares issued and outstanding
        at December 31, 2004 and December 31, 2003                                     --                --
     Common stock - $.001 par value: 100,000,000 shares authorized;
        39,646,846 and 28,143,699 shares issued and outstanding
        at December 31, 2004 and December 31, 2003, respectively                   39,647            28,144
     Additional paid-in capital                                                29,894,363        15,417,108
     Deficit accumulated during the development stage                         (21,054,964)      (15,078,058)
                                                                            -------------     -------------

                 Total stockholders' equity                                     8,879,046           367,194
                                                                            -------------     -------------

                 Total liabilities and stockholders' equity                 $   9,272,316     $     778,652
                                                                            =============     =============



                                              MICROISLET, INC.
                                       (A Development Stage Company)
                                   Consolidated Statements of Operations


                                                                   Year Ended               August 21, 1998
                                                                  December 31,                     to
                                                         -------------------------------      December 31,
                                                              2004              2003              2004
                                                         -------------     -------------     -------------
Grant revenue                                            $          --     $     255,857     $     409,790

Expenses:
   Research and development expenses                         2,913,213         1,497,682        10,276,227
   General and administrative expenses                       3,169,838         1,640,389        11,170,733
                                                         -------------     -------------     -------------
       Operating expenses                                   (6,083,051)       (3,138,071)      (21,446,960)
                                                         -------------     -------------     -------------
       Loss from operations                                 (6,083,051)       (2,882,214)      (21,037,170)
                                                         -------------     -------------     -------------

Other income (expense):
   Interest income                                             110,666             3,600           164,549
   Interest and other expenses                                    (194)         (153,763)         (172,895)
   Other                                                        (4,327)           (7,440)           (9,448)
                                                         -------------     -------------     -------------
       Total other income (expense)                            106,145          (157,603)          (17,794)
                                                         -------------     -------------     -------------

    Net loss                                             $  (5,976,906)    $  (3,039,817)    $ (21,054,964)
                                                         =============     =============     =============

Basic and diluted net loss per share                     $        (.16)    $        (.12)    $        (.98)
                                                         =============     =============     =============

Weighted average number of shares outstanding
   used in calculation                                      37,478,449        24,359,263        21,528,278



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                                           Statements of Cash Flows

                                                                                               August 21, 1998
                                                              Year Ended        Year Ended            to
                                                             December 31,      December 31,      December 31,
                                                                 2004              2003              2004
                                                            -------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                                 $  (5,976,906)    $  (3,039,817)    $ (21,054,964)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Compensation paid with warrant                          1,127,649                --         4,605,372
        Interest paid with warrant                                     --           142,300           142,300
        In process research and development
          acquired for common stock                                    --                --         2,067,518
        Compensation paid with stock options                      354,478           253,717         2,491,435
        Depreciation and amortization                              50,731            45,314           157,641
        Loss on disposal of equipment                                  --             3,149            18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                       (7,392)               --           (70,072)
   Grants receivable                                               16,242            18,805                --
   Prepaid expenses                                              (157,435)           44,620          (223,284)
   Deferred grant revenue                                              --           (40,352)               --
   Accounts payable and accrued expenses                          211,812           (23,885)          623,231
   Research expenses due to stockholder                          (230,000)               --                --
                                                            -------------     -------------     -------------

           Net cash used in operating activities               (4,610,821)       (2,596,148)      (11,242,590)
                                                            -------------     -------------     -------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                  --             1,000             1,000
      Purchases of equipment                                     (148,323)          (16,867)         (408,470)
                                                            -------------     -------------     -------------

           Net cash used in investing activities                 (148,323)          (15,867)         (407,470)
                                                            -------------     -------------     -------------

Cash flows from financing activities:
   Loan from related parties                                           --           525,000           525,000
   Repayment of loan from related parties                              --           (25,000)          (25,000)
   Proceeds from sale of common stock                          13,006,631         1,828,197        19,740,924
   Proceeds from sale of preferred stock                               --                --           186,500
                                                            -------------     -------------     -------------

           Net cash provided by financing activities           13,006,631         2,328,197        20,427,424
                                                            -------------     -------------     -------------

           Net increase (decrease) in cash                      8,247,487          (283,819)        8,777,364

Cash and cash equivalents at beginning of period                  529,877           813,696                --
                                                            -------------     -------------     -------------

Cash and cash equivalents at end of period                  $   8,777,364     $     529,877     $   8,777,364
                                                            =============     =============     =============

Interest paid                                               $         194     $         364     $       8,302
Income taxes paid                                           $       1,575     $       3,445     $       1,130

Non-cash investing and financing activities:
   Conversion of loan from related parties to
      common stock                                          $          --     $     510,078     $     510,078
   In-process research and development
      acquired for common stock                             $          --     $          --     $   2,067,518
   Common stock issued as commission
      for offering of common stock                          $     116,000     $     199,967     $     315,967
   Warrants issued in debt transaction                      $          --     $     142,300     $     142,300
   Compensation paid with warrant related to
      reverse merger                                        $          --     $          --     $   3,477,723
   Compensation expense related to options
      issued                                                $     354,478     $     193,691     $   2,491,435
   Compensation expense related to warrants
      issued                                                $   1,127,649     $          --     $   4,605,372
   Common stock issued to founders                          $          --     $          --     $     (12,110)
   Shares issued pursuant to investment
      banking agreement                                     $          --     $          --     $    (200,000)


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Sale of common stock to
  founders, August 21, 1998                                  12,594,203         12,594        (12,110)                          484
Stock issued pursuant to
  license agreement,
         September 15, 1998                                     344,586            345           (323)                           22
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                                   12,938,789   $     12,939   $    (12,433)                 $        506
                               ============  ============  ============   ============   ============   ============   ============

Sale of preferred stock, net:
               May 4, 1999           82,888            83                                     186,417                       186,500

Net loss                                                                                                     (72,775)       (72,775)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999           82,888  $         83    12,938,789   $     12,939   $    173,984   $    (72,775)  $    114,231
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
January 20, 2000                                              1,706,679          1,707        498,293                       500,000
January 24, 2000                                                500,080            500           (468)                           32

Payments received for
  January 1, 2000 stock sale                                                                  500,000                       500,000

Compensation expense
  related to valuation of
  options issued                                                                              211,022                       211,022

Net loss                                                                                                    (965,235)      (965,235)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000           82,888  $         83    15,145,548   $     15,146   $  1,382,831   $ (1,038,010)  $    360,050

                                                                                                                         (Continued)


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000           82,888  $         83    15,145,548   $     15,146   $  1,382,831   $ (1,038,010)  $    360,050
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
           January 1, 2001                                    1,706,679          1,707        498,293                       500,000
              July 2, 2001                                       52,094             52         99,948                       100,000
          November 2, 2001                                      166,668            166        887,334                       887,500

Stock issued pursuant to
  license agreement,
          October 16, 2001                                      344,586            345      2,067,173                     2,067,518

Compensation expense
  related to valuation of
  options issued                                                                            1,340,746                     1,340,746

Net loss                                                                                                  (4,894,096)    (4,894,096)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001           82,888  $         83    17,415,575   $     17,416   $  6,276,325   $ (5,932,106)  $    361,718
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
            April 24, 2002                                      504,620            505      2,430,351                     2,430,856
              May 13, 2002                                       10,000             10         53,990                        54,000
              May 15, 2002                                        8,333              8         44,992                        45,000
           August 31, 2002                                       16,334             17         88,185                        88,202

33,334 shares issued
  pursuant to investment
  banking agreement                                                                          (200,000)                     (200,000)

Conversion of preferred
  stock to common stock             (82,888)          (83)    1,295,332          1,295         (1,212)                           --

Issuance of shares in merger
  with ALD Services, Inc.                                     3,408,398          3,408         (3,408)                           --

Reverse merger warrant
  expense                                                                                   3,477,723                     3,477,723

Compensation expense
  related to valuation of
  options issued                                                                              331,473                       331,473

Net loss                                                                                                  (6,106,135)    (6,106,135)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002               --  $         --    22,658,592   $     22,659   $ 12,498,419   $(12,038,241)  $    482,837

                                                                                                                         (Continued)


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002               --  $         --    22,658,592   $     22,659   $ 12,498,419   $(12,038,241)  $    482,837
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net
of $79,806 issuance cost :
             June 26, 2003                                      500,000            500        249,500                       250,000
         September 4, 2003                                    1,000,600          1,001        399,429                       400,430
         October 31, 2003                                     1,080,000          1,080        468,984                       470,064

Common stock sold to related
party, October 31, 2003                                         300,000            300        149,700                       150,000

Common stock sold under
  agreement with Fusion
  Capital, net of $25,335
  issuance cost                                               1,017,505          1,018        533,645                       534,663

  Common stock issued
  under Agreement with
  Fusion  Capital as issuance
  cost                                                          501,468            501           (501)                           --

Compensation expense
  related to valuation of
  options issued                                                                              253,717                       253,717

Common stock issued in
  conversion of related party
  debt                                                        1,022,200          1,022        510,078                       511,100

Stock issued on exercise of
  employee stock options                                         30,000             30         11,870                        11,900

Warrants issued in relation
  to related party debt                                                                       142,300                       142,300

Common stock issued as
  commission                                                     33,334             33        199,967                       200,000

Net loss                                                                                                  (3,039,817)    (3,039,817)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003               --  $         --    28,143,699   $     28,144   $ 15,417,108   $(15,078,058)  $    367,194
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net
of $1,025,793 issuance cost:
            March 16, 2004                                    9,923,449          9,923     11,748,783                    11,758,706

Common stock sold under
  agreement with Fusion
  Capital                                                       415,094            415        499,587                       500,002

Stock issued on exercise of
  employee stock options                                        498,661            499        205,022                       205,521

                                                                                                                         (Continued)


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------
Stock issued on exercise of
warrants                                                        665,943            666        541,736                       542,402

Compensation expense related
to valuation of options issued                                                                354,478                       354,478

Compensation expense related
to valuation of warrants
issued                                                                                      1,127,649                     1,127,649

Net loss                                                                                                  (5,976,906)    (5,976,906)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004               --  $         --    39,646,846   $     39,647   $ 29,894,363   $(21,054,964)  $  8,879,046
                               ============  ============  ============   ============   ============   ============   ============



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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to December 31, 2004, and the financial results of the Company (which functions as a holding company after the Merger) for the post-merger period from April 24, 2002 through December 31, 2004.

As shown in the financial statements, the Company incurred net losses of $6.0 million and $3.0 million for 2004 and 2003, respectively, and had an accumulated deficit of $21.1 million as of December 31, 2004. As described in Note 7, on March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million. The Company sold an aggregate of approximately 9.8 million shares for $1.30 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase an aggregate of approximately 4.9 million shares at $1.00 per share. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into 2006. The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents.

Equipment
---------

Equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.

Intangibles and Long-Lived Assets
---------------------------------

The Company's policy regarding long-lived assets is to review such long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the review indicates that long-lived assets are not recoverable (i.e. the carrying amount is less than the future projected undiscounted cash flows), their carrying amount is reduced to fair value. The Company carries no goodwill on its books at either December 31, 2004 or 2003. Further, during fiscal 2004 and 2003, the Company had no material impairments of intangible assets, which consist primarily of patents.

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

Stock-Based Compensation
------------------------

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123 entitled, "Accounting for Stock-Based Compensation." Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and fully diluted earnings per share on a pro forma basis would have been as follows:

                                                                                     August 21, 1998
                                                                                     (Inception) to
                                                                                      December 31
                                                        2004             2003             2004
                                                    -------------    -------------    -------------
Net loss, as reported                               $ (5,976,906)    $ (3,039,817)    $(21,054,964)

Add: Total stock-based compensation expense
   under APB No. 25. net of tax effect                     7,700          174,799          733,589

Deduct: Stock-based compensation expense
   determined under the fair value
   method for all awards, net of tax effect             (642,739)      (1,202,185)      (3,508,513)
                                                    -------------    -------------    -------------


Net loss, pro forma                                 $ (6,611,945)    $ (4,067,203)    $(23,829,888)
                                                    =============    =============    =============

Net loss per share, as reported:
      Basic and diluted                             $       (.16)    $       (.12)    $       (.98)
                                                    =============    =============    =============

Net loss per share, pro forma:
      Basic and diluted                             $       (.18)    $       (.17)    $      (1.11)
                                                    =============    =============    =============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                    Year ended
                                         ---------------------------------
                                         Dec. 31, 2004       Dec. 31, 2003
                                         -------------       -------------

Risk free interest rate                             3%                  3%
Dividend yield                                      --                  --
Volatility                                        120%                123%
Weighted average expected life                 5 years             8 years

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

Deferred charges for options granted to non-employees are determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the consolidated balance sheet.

Grant Revenue
-------------

The Company recognizes grant revenue as qualifying research expenses are incurred.

New Accounting Pronouncements
-----------------------------

     In December 2004 the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). As a result, we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.


Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in a financial institution and a money market fund at the same institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents in the amount of $8,677,364 are uninsured at December 31, 2004.

NOTE 3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                         2004           2003
                                                      ----------     ----------
Equipment:
----------
Laboratory equipment                                  $  225,271     $  117,361
Computer equipment                                        65,231         41,078
Furniture and fixtures                                    40,356         24,096
Leasehold improvements                                    14,488         14,488
Assets in progress                                            --             --
                                                      ----------     ----------
                                                      $  345,346     $  197,023

Less accumulated depreciation                           (142,328)       (92,071)
                                                      ----------     ----------

                                                      $  203,018     $  104,952
                                                      ==========     ==========

Intangible assets:
------------------

Patents                                               $   13,892     $   13,892
Less accumulated amortization                             (2,844)        (2,370)
                                                      ----------     ----------

                                                      $   11,048     $   11,522
                                                      ==========     ==========

Accounts Payable and Other Accrued Liabilities:
-----------------------------------------------

Trade accounts payable                                $  116,465     $  155,568
Payroll related                                          215,754         12,605
Other                                                     61,051         13,285
                                                      ----------     ----------

                                                      $  393,270     $  181,458
                                                      ==========     ==========

NOTE 4.   LICENSE AGREEMENT

In September 1998, the Company entered into a license agreement with Duke University "Duke". Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology, which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of approximately $450,000 from August 21, 1998 (inception) to December 31, 2001. The Company did not sponsor any research during 2004 or 2003.

NOTE 5.   COMMITMENTS

The Company has office and laboratory facilities under noncancelable operating leases. Rent expense was $264,758 and $222,087 for the years ended December 31, 2004 and 2003, and $702,655 from August 21, 1998 (inception) to December 31, 2004. The following is a schedule of total future minimum lease payments under all noncancelable operating leases:

     Year Ending December 31:
     ------------------------

             2005                         $   203,951
             2006                             183,024
             2007                             188,725
             2008                              31,825
                                          -----------

             TOTAL                        $   607,525
                                          ===========


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

Two individuals who were affiliates of ALD were also then affiliates of ASA Investment Company ("ASA"), which served as the placement agent for the Private Offering. One of these individuals was ALD's former president and sole director ("ALD's President"), and the other individual was the beneficial owner of 76.9% of the ALD's outstanding common stock prior to the Merger ("ALD's majority stockholder"). Certain trusts affiliated with ALD's majority stockholder subscribed for 175,000 MicroIslet of Delaware shares ($1,050,000 gross proceeds) in the Private Offering. 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company associated with ALD's President and his brother, who was also then affiliated with ASA. ASA received cash commissions equal to ten percent of the gross Private Offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 and 33,334 shares of common stock. Cash payments to ASA were withheld from the gross offering proceeds distributed to the Company and have been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The Company was advised in May 2002 that ALD's majority stockholder, ALD's President and his brother were no longer affiliated with ASA.

The Company believes that the Private Offering and the issuance of the Merger Shares is a single capital raising activity that netted proceeds of approximately $2.4 million. Because of the integrated nature of the transactions described above, no expense has been recorded for either the Merger Shares or the Private Offering shares deemed issued by the Company.

The Merger resulted in a change in control of ALD. The sole director resigned effective upon the close of business on April 24, 2002, and was replaced by a Board of Directors appointed by MicroIslet of Delaware.

After the Merger, we sold an additional 34,667 shares of our common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as the Private Offering described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale all of the shares sold through ASA in private placements. The registration statement was filed July 25, 2002, and was declared effective on February 14, 2003.

NOTE 7.   RELATED PARTIES /ISSUANCE OF WARRANTS

During 2003, the Company borrowed a total of $525,000 from two stockholders. $500,000 of these loans plus $11,100 of accrued interest was converted to common stock at $0.50 per share and $25,000 was repaid prior to December 31, 2003. In relation to the borrowing of the $500,000, the Company issued the lender ten-year warrants for a total of 200,000 shares of common stock, with exercise prices ranging from $0.50 to $1.49. The Company recorded interest expense in relation to the warrants in the amount of $142,300 during 2003. These warrants have no registration rights.

In addition, during 2003, in relation to various equity financings, the Company issued two-year warrants for 1,025,680 shares of registered common stock, with exercise prices of $1.00, of which warrants for 64,800 shares were issued to the placement agent. As of December 31, 2004, 40,000 of such warrants have been exercised.

In March 2004, we sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. We paid placement fees to various placement agents as well as other issuance related costs in the aggregate amounts of $705,000 and $320,793, respectively, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent, who later became a director of the Company, 89,231 shares. The placement agent warrants have exercise prices of $1.30 per share and expire between two to five years from the date of issuance. As of December 31, 2004, 192,308 of the warrants issued to investors, and 160,000 of the placement agent warrants have been exercised.

Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. These warrants are deemed issued for services rendered in connection with the private placement. The warrants were exercisable until July 30, 2004. As of December 31, 2004, warrants for 150,000 shares have been exercised and warrants for 150,000 shares have expired.

Also following completion of the private placement in March 2004, a placement agent engaged by the Company claimed that it was entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. Effective September 22, 2004, the Company settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued for services rendered in connection with the private placement.

In January 2004, the Company issued a warrant to an investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on January 30, 2009. The estimated fair value of the warrant amounted to $180,000, and has been recorded as general and administrative expense. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 1 year. As of December 31, 2004, this warrant has not been exercised.

In May 2004, the Company issued two additional warrants to this investor relations consulting firm. The first warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share, was issued for the firm's services in connection with the private placement, and the second warrant, exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share, was issued for investor relations consulting services. Both warrants are exercisable at any time until May 25, 2009. The estimated fair value of the first warrant amounted to $433,480, and has been recorded as issuance cost; while the second warrant has been valued at $438,292, which has been recorded as general and administrative expense. Both values of the warrants have been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 1 year. As of December 31, 2004, 186,666 of such warrants have been exercised.

On August 9, 2004, the Company issued a warrant to another investor relations consulting firm in consideration for investor relations consulting services provided. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009. The warrant has been valued at $509,357 which has been recorded as general and administrative expense. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 113%; and expected life of 1 year. As of December 31, 2004, this warrant has not been exercised.

On April 12, 2004, the Company issued an option to an employee of a consulting firm engaged by the Company to provide investor relations services. This option to purchase 30,000 shares at $2.95 per share vests over two years and expires ten years after the date of grant. The option has been valued at $85,108 which has been recorded as general and administrative expense. The value of the option has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 1 year. As of December 31, 2004, this option has not been exercised.


The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2004:

                                   NUMBER
ISSUED IN CONNECTION WITH:       OUTSTANDING       EXERCISE PRICE       EXPIRATION DATE
--------------------------       -----------       --------------       ---------------
Reverse merger                   1,500,000          $6.00-$12.00         July 31, 2007

2003 financings                  1,185,680           $0.50-$1.49       October 31, 2006 -
                                                                        August 26, 2013

2004 private placement
     Investors                   4,724,812              $1.00           March 16, 2009
     Placement Agents              638,038              $1.30           March 16, 2006-
                                                                      September 27, 2009

Consulting services                578,334           $0.60-$1.65       January 30, 2009 -
                                                                          May 25, 2009
                               ------------

            TOTAL                8,626,864
                               ============

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

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the resale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of December 31, 2004, the Company has sold 1,432,599 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

During the years ended December 31, 2004 and 2003, we sold 415,094 and 1,017,505 shares of common stock, respectively, to Fusion Capital under this agreement.

Convertible Preferred Stock
---------------------------

On April 24, 2002, each of the 82,888 shares of preferred stock outstanding was converted into 15.6275 shares of common stock in connection with the Merger.

Stock Splits
------------

Effective November 7, 2000, the Board of Directors authorized a 5-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 3,876,640 additional shares were issued. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split. Effective October 18, 2001, the Board of Directors authorized a 3.1255-for-1 stock split of the Company's $.001 par value common stock. As a result of the split, 11,843,483 additional shares were issued. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the stock splits.

Stock Options
-------------

During 2000, the Company adopted a stock option plan for employees, outside consultants and directors. There are currently 6,000,000 common shares authorized under the plan. The plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the Company's common stock. All options have a ten-year life and generally vest over a three-year period.

The Company applies SFAS 123 and EITF 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the vesting period based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: risk free interest rate of 3%; dividend yield of 0%; volatility of 120% in 2004 and 123% in 2003; expected life of 5 to 10 years; and market value of the Company's common stock ranging from $1.28 to $2.80 in 2004 and from $0.45 to $1.45 in 2003. Compensation cost charged to operations for options granted to consultants performing advisory services was $222,941 in 2004, $78,919 in 2003 and $1,494,853 from August 21, 1998
(inception) to December 31, 2004.

The following summary presents the options granted, exercised, expired, forfeited and outstanding at December 31, 2004 and 2003:

                                                           WEIGHTED
                                                           AVERAGE
                                            NUMBER OF      EXERCISE
                                             SHARES         PRICE
                                           ----------     ----------

Outstanding at January 1, 2003              3,433,667     $      .94

Granted                                       935,000     $      .53
Exercised                                     (30,000)           .40
Expired                                            --             --
Forfeited                                     (50,000)          1.29
                                           ----------

Outstanding at December 31, 2003            4,288,667     $      .87

Granted                                     1,018,000     $     1.70
Exercised                                    (498,661)           .40
Expired                                            --             --
Forfeited                                     (13,889)          2.14
                                           ----------

Outstanding at December 31, 2004            4,794,117     $     1.10
                                           ==========

The weighted average fair value of options granted during 2004 and 2003 was $1.72 and $0.53, respectively. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2004:

                                                     WEIGHTED
                                                      AVERAGE       WEIGHTED
                         NUMBER OF SHARES            REMAINING      AVERAGE
                   ----------------------------     CONTRACTUAL     EXERCISE
EXERCISE PRICE     OUTSTANDING      EXERCISABLE         LIFE         PRICE
--------------     -----------      -----------     -----------     --------
 $0.29 - $0.29       2,190,043       2,190,043         5.88          $0.29
 $0.30 - $0.80       1,058,180       1,038,805         7.95          $0.54
 $1.13 - $2.95       1,154,894         323,136         9.31          $1.83
 $4.40 - $5.00         391,000         356,222         7.37          $4.93

        Total        4,794,117       3,908,206         7.28          $1.10
                     =========       =========         ====          =====


NOTE 9.   EARNINGS PER SHARE

Basic and diluted net loss per share amounts are equivalent for the years ended December 31, 2004 and 2003 as the inclusion of 13,420,981 and 7,014,347 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 10.   INCOME TAXES

                                                      2004             2003
                                                  ------------     ------------
Deferred tax assets:
   Net operating loss carryforwards               $  6,696,000     $  3,918,000
   Stock-based compensation                            641,000          549,000
   Warrants                                          1,672,000        1,490,000
   Research and development credit                   1,012,000          800,000
   Accrual to cash                                      55,000          141,000
   Other                                                 2,000            4,000
                                                  ------------     ------------
                                                    10,078,000        6,902,000
Deferred tax liabilities:
   State taxes                                        (827,000)        (581,000)
   Other                                               (13,000)              --
                                                  ------------     ------------

Net deferred tax asset                               9,238,000        6,321,000
Less valuation allowance                            (9,238,000)      (6,321,000)
                                                  ------------     ------------

                                                  $        -0-     $        -0-
                                                  ============     ============

The net deferred tax asset has been fully reserved due to uncertainties as to its realizability. The valuation allowance increased by $2,917,000 in 2004 and $1,478,000 in 2003.

At December 31, 2004, approximately $116,000 of the valuation allowance for deferred tax assets related to stock option deductions, which, when recognized, will be allocated directly to additional paid-in capital.

The Company has not recorded income tax expense or benefit for the years ended December 31, 2004 and 2003, and the period from August 21, 1998 (inception) through December 31, 2004. The net deferred tax asset has been full reserved due to uncertainties as to its realizability.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $31,244,000 for federal and state purposes. The federal and state net operating loss carryforwards begin to expire in 2019 and 2007, respectively.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                      2004             2003
                                                  ------------     ------------

Federal tax benefit at statutory rate             $  2,032,000     $  1,034,000
State tax benefit, net                                 462,000          163,000
Increase in valuation allowance                     (2,802,000)      (1,478,000)
Research and development credit                         96,000          317,000
Other permanent items                                  (57,000)          20,000
Stock-based compensation                               269,000          (56,000)
                                                  ------------     ------------

Provision for income taxes                        $        -0-     $        -0-
                                                  ============     ============


NOTE 11.   EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and we did not make any such contributions in fiscal years 2004 and 2003, nor in any prior period since inception of the plan.

NOTE 12.   SUBSEQUENT EVENT/LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleges that we made false statements concerning our relationship with Duke University. The complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys fees and costs. In connection with the racketeering cause of action, the complaint seeks damages of three times the amount of plaintiff's injury, but does not allege the amount that plaintiff was injured. In March 2004, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California, and was subsequently transferred to the United States District Court for the Southern District of California. No trial date has been set. Although an unfavorable outcome in this matter could have a material adverse effect on our business, liquidity and financial position, we believe this claim is without merit and we intend to vigorously defend the action.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, we are not currently a party to any material pending litigation or other material legal proceeding.