Form 10QSB
period 2005-03-31
MICROISLET INC
filed 2005-05-16
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

                                 YES /X/ NO / /

         At April 29, 2005, 39,943,912 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      MicroIslet, Inc.
                                (A Development Stage Company)
                           Consolidated Balance Sheets (unaudited)

                                                                March 31,     December 31,
                                                                  2005            2004
                                                              ------------    ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                $  6,787,765    $  8,777,364
     Prepaid expenses                                              237,828         223,284
                                                              ------------    ------------

        Total current assets                                     7,025,593       9,000,648

Equipment, net                                                     223,427         203,018
Patents, net                                                        10,930          11,048
Deposits and other assets                                           56,814          57,602
                                                              ------------    ------------

        Total assets                                          $  7,316,764    $  9,272,316
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Accounts payable and accrued expenses                 $    292,027    $    393,270
                                                              ------------    ------------

        Total current liabilities                                  292,027         393,270
                                                              ------------    ------------

Stockholders' Equity:

     Common stock - $.001 par value: 100,000,000 shares
         authorized; 39,843,912 and 39,646,846 shares
         issued and outstanding  at March 31, 2005 and
         December 31, 2004 respectively                             39,844          39,647
     Additional paid-in capital                                 30,040,100      29,894,363
     Deficit accumulated during the development stage          (23,055,207)    (21,054,964)
                                                              ------------    ------------

        Total stockholders' equity                               7,024,737       8,879,046
                                                              ------------    ------------

        Total liabilities and stockholders' equity            $  7,316,764    $  9,272,316
                                                              ============    ============


                                            -2-

                                       MicroIslet, Inc.
                                 (A Development Stage Company)
                       Consolidated Statements of Operations (unaudited)


                                                   Three Months Ended         August 21, 1998
                                                        March 31,              (Inception) to
                                                   2005             2004       March 31, 2005
                                              -------------    -------------  ---------------
Grant revenue                                 $          --    $          --    $     409,790
                                              -------------    -------------    -------------

Expenses:
     Research and development expenses            1,403,797          647,097       11,680,024
     General and administrative expenses            637,881          594,069       11,808,614
                                              -------------    -------------    -------------

Operating expenses                                2,041,678        1,241,166       23,488,638
                                              -------------    -------------    -------------

         Loss from operations                    (2,041,678)      (1,241,166)     (23,078,848)
                                              -------------    -------------    -------------

Other income (expense):
     Interest income                                 43,041            9,245          207,590
     Interest expense                                    (6)             (66)        (172,901)
     Other                                           (1,600)          (2,651)         (11,048)
                                              -------------    -------------    -------------
Total other income (expense)                         41,435            6,528           23,641
                                              -------------    -------------    -------------

         Net loss                             $  (2,000,243)   $  (1,234,638)   $ (23,055,207)
                                              =============    =============    =============

Basic and diluted net loss per share          $        (.05)   $        (.04)   $       (1.04)
                                              =============    =============    =============

Weighted average number of shares
     outstanding used in calculation             39,724,889       31,573,337       22,219,273
                                              =============    =============    =============


                                             -3-

                                                MicroIslet, Inc.
                                         (A Development Stage Company)
                               Consolidated Statements of Cash Flows (unaudited)


                                                               Three Months     Three Months    August 21, 1998
                                                                   Ended            Ended       (Inception) to
                                                              March 31, 2005   March 31, 2004   March 31, 2005
                                                              --------------   --------------   --------------
Cash flows from operating activities:
     Net loss                                                 $  (2,000,243)   $  (1,234,638)   $ (23,055,207)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Interest paid with warrant                                      --               --          142,300
         Warrant compensation expense                                                180,000        4,605,372
         In process research and development
              acquired for common stock                                  --               --        2,067,518
         Compensation paid with stock options                           934          301,230        2,492,369
         Depreciation and amortization                               17,292            9,001          174,933
         Loss on disposal of equipment                                   --               --           18,233
Changes in operating assets and liabilities:
     Deposits and other assets                                          788               --          (69,284)
     Grants receivable                                                   --           16,242               --
     Prepaid expenses                                               (14,544)          30,700         (237,828)
     Accounts payable and accrued expenses                         (101,243)         450,019          521,988
     Research expenses due to stockholder                                --         (230,000)              --
                                                              -------------    -------------    -------------

         Net cash used in operating activities                   (2,097,016)        (477,446)     (13,339,606)
                                                              -------------    -------------    -------------

Cash flows from investing activities:
     Purchases of equipment                                         (37,583)          (1,658)        (446,053)
     Proceeds from sale of equipment                                     --               --            1,000
                                                              -------------    -------------    -------------
         Net cash used in investing activities                      (37,583)          (1,658)        (445,053)
                                                              -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from sale of common stock                             145,000       12,414,431       19,885,924
     Proceeds from sale of preferred stock                               --               --          186,500
     Loan from related party                                             --               --          525,000
     Repayment of loan from related party                                --               --          (25,000)
                                                              -------------    -------------    -------------

         Net cash provided by financing activities                  145,000       12,414,431       20,572,424
                                                              -------------    -------------    -------------

         Net increase (decrease) in cash                         (1,989,599)      11,935,327        6,787,765

Cash and cash equivalents at beginning of period                  8,777,364          529,877               --
                                                              -------------    -------------    -------------

Cash and cash equivalents at end of period                    $   6,787,765    $  12,465,204    $   6,787,765
                                                              =============    =============    =============

Interest paid                                                 $           6    $          66    $       8,308
Income taxes paid                                             $       1,600    $       1,575    $       2,730

Non-cash investing and financing activities:
     Common stock issued as commission
        for offering of common stock                          $         --     $          --    $     315,967
     Warrants issued in debt transaction                      $         --     $          --    $     142,300
     Conversion of loan from related party to stock           $         --     $          --    $     510,078
     In-process research and development
         acquired for common stock                            $         --     $          --    $   2,067,518
     Compensation paid with warrant related to
         reverse merger                                       $         --     $          --    $   3,477,723
     Compensation expense related to
         options issued                                       $        934     $     301,230    $   2,492,369
     Compensation expense related to
         warrants issued                                      $         --     $     180,000    $   4,605,372
     Common stock issued to founders                          $         --     $          --    $     (12,110)
     Shares issued pursuant to investment banking
         agreement                                            $         --     $          --    $    (200,000)


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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to March 31, 2005, and the financial results of the Company for the post-Merger period from April 24, 2002 through March 31, 2005.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2004 and 2003 and related notes thereto included in Form 10-KSB filed with the SEC on March 30, 2005.

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

The consolidated results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


                                                  For the three months ended
                                                  --------------------------

                                                March 31, 2005   March 31, 2004
                                                --------------   --------------

Net loss, as reported                            $ (2,000,243)    $ (1,234,638)

Add: Total stock-based compensation expense
     recognized under APB 25, net of tax effect            --            7,700
Deduct: Stock-based compensation expense
     determined under the fair value method for
     all awards, net of tax effect                   (104,204)        (134,798)
                                                 ------------     ------------

Net loss, pro forma                              $ (2,104,447)    $ (1,361,736)
                                                 ============     ============

Net loss per share, as reported:
       Basic and diluted                         $       (.05)    $       (.04)
                                                 ============     ============

Net loss per share, pro forma:
       Basic and diluted                         $       (.05)    $       (.04)
                                                 ============     ============


The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                For the three month period ended
                                                --------------------------------

                                                March 31, 2005   March 31, 2004
                                                --------------   --------------

Risk free interest rate                                     3%               3%
Dividend yield                                             --               --
Volatility                                                 77%             116%
Weighted average expected life                        5 years          7 years

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

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three months ended March 31, 2005 and March 31, 2004 as the inclusion of 13,280,981 and 12,909,505 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.


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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2005, we had an accumulated deficit of approximately $23.1 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2004. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

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

RESULTS OF OPERATIONS

General and administrative expenses increased to $637,881 for the three month period ended March 31, 2005 compared to $594,069 for the same quarter in 2004. The increase was primarily due to higher legal and personnel expenses offset by a decrease in investor relations expenses. Research and development expenses increased to $1,403,797 for the three month period ended March 31, 2005 from $647,097 in the same period in 2004. This increase was mainly due to higher levels of spending for lab personnel, our partnership with the Mayo Foundation, and materials and services relating to testing of our technology in animals.

Our net loss was $2,000,243, or $0.05 per share, for the quarter ended March 31, 2005, compared with a net loss of $1,234,638, or $0.04 per share, for the same period in 2004. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2005, have netted approximately $20.1 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $6.8 million at March 31, 2005, a decrease of approximately $2.0 million from December 31, 2004. The primary uses of cash and cash equivalents during the three month period ended March 31, 2005 included $2,097,016 to finance our operations and working capital requirements. The primary source of cash during the three month period ended March 31, 2005 was from the exercise of stock warrants and options.

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

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the sale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of March 31, 2005, the Company has sold 1,469,665 shares to Fusion Capital under this agreement for total proceeds of approximately $1,100,000. In April 2005, we filed a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital. This post-effective amendment has not yet been declared effective, and Fusion Capital will not be obligated to purchase any shares of our common stock until the post-effective amendment has been declared effective.

During the three month period ended March 31, 2005, we sold 37,066 shares of common stock to Fusion Capital Fund II, LLC for proceeds of $40,000, pursuant to the common stock purchase agreement.

OTHER FINANCING MATTERS

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

The $6.9 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                  Estimated Cost
--------                                                  --------------
Personnel................................................  $   2,711,000
Sponsored research.......................................  $     635,000
Outside consultants and services.........................  $     671,000
Supplies and materials...................................  $   1,364,000
Travel & entertainment...................................  $     186,000
Facilities...............................................  $     500,000
General & administrative.................................  $     872,000
                                                           -------------
Total....................................................  $   6,939,000
                                                           =============

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have eighteen employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                             ESTIMATED TIME OF      ESTIMATED COST OF
MILESTONE                                  MILESTONE COMPLETION  ACHIEVING EACH MILESTONE
---------                                  --------------------  ------------------------
Ongoing optimization of viability and       First Half of 2006      $2 to $3 million
functionality of encapsulated islets in
vitro and in animals

Testing viability and functionality of      Second Half of 2006     $3 to $4 million
encapsulated porcine islets in vitro and
in non-human primates

Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency and repeatability of results.

We have received preliminary data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study, groups of streptozotocin-induced diabetic NOD/SCID as well as groups of immunocompetent mice were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

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

                                                                                                                 ESTIMATED COST
                                                                                         ESTIMATED TIME OF        OF ACHIEVING
MILESTONE                                                                              MILESTONE COMPLETION      EACH MILESTONE
---------                                                                              --------------------      --------------
COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING INVESTIGATIONAL NEW              2nd Half of 2006        $8-12 Million
DRUG APPLICATION WITH THE FOOD AND DRUG ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials.
These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations.
Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve the            2nd Half of 2006         $2-3 Million
transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal                       2007                  Unknown
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further                      2008                  Unknown
safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually randomized,                 2010                  Unknown
double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. Because of the scope and the number of patients involved, significant capital is required for these trials.

                                                                                                                 ESTIMATED COST
                                                                                         ESTIMATED TIME OF        OF ACHIEVING
MILESTONE                                                                              MILESTONE COMPLETION      EACH MILESTONE
---------                                                                              --------------------      --------------
COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR APPROVAL.              2011 or later             Unknown
Once the clinical investigations are complete, we intend to submit an application to the FDA including all of our clinical and preclinical data.

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

We expect to add additional employees and collaborators as they become necessary including three additional employees in research and development over the next twelve months.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of March 31, 2005, we have incurred total losses of $23.1 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $24 million under a common stock purchase agreement, of which approximately $22.9 million remains available as of March 31, 2005. See "Management's Discussion and Analysis--Liquidity and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the SEC declaring effective a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital, which was filed in April 2005, and the prevailing market price of our common stock. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain available. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $24 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We have the right to receive only $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. At our recent stock price of $1.40, we have the right to receive $30,000 per trading day. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We originally registered 6,000,000 purchase shares for sale by Fusion Capital, 4,530,335 of which have not yet been issued. Fusion Capital will not be required to purchase any shares of our common stock until the SEC declares effective a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital, which was filed in April 2005. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 5,021,803 shares we are registering with the SEC, which we have the right but not the obligation to do.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, a significant stockholder and a Director of our company, made short term loans to us for a total of $500,000 on April 11, 2003 and May 12, 2003 to meet working capital needs. In October 2003, the notes evidencing these loans were cancelled in exchange for shares of our common stock and warrants to purchase common stock. At the same time, Mr. Hagenbuch's trust purchased additional shares of our common stock for $150,000 cash. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, Directors, or other stockholders (other than Fusion Capital under the common stock purchase agreement) are under any obligation to continue to provide cash to meet our future liquidity needs.

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

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license, and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that conflict with our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

As of April 29, 2005, we have on file with the SEC registration statements for a total of 13,364,316 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,021,803 shares for sale by Fusion Capital. We filed post-effective amendements to each of these registration statements in April 2005, and such post-effective amendments have not yet been declared effective. When these post-effective amendments are declared effective, the selling stockholders under these registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We are also obligated to register other shares at such time as we file a new registration statement for any other shares.

In addition, approximately 17.9 million shares of common stock issued to stockholders of MicroIslet of Delaware in our business combination became available for resale in April 2003 under Rule 144, subject to notice, volume and manner of sale restrictions. Some of these shares also became available for resale under Rule 144(k) in April 2004, without notice, volume or manner of sale restrictions, to the extent held by persons who are not affiliates during the three months prior to sale.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended March 31, 2005, the average daily trading volume of our stock was approximately 105,762 shares and the shares traded as low as $1.04 and as high as $1.94 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, Directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 10.5 million shares outstanding that have exercise prices at or below the recent market price of our stock of $1.40 per share. We have options and warrants for approximately 2.8 million shares outstanding at prices above the current $1.40 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of April 29, 2005, our executive officers, Directors and their affiliates beneficially own or control approximately 35.6% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable on or before June 29, 2005). Accordingly, our current executive officers, Directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of Directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleges that we made false statements concerning our relationship with Duke University. The complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys fees and costs. In connection with the racketeering cause of action, the complaint seeks damages of three times the amount of plaintiff's injury, but does not allege the amount that plaintiff was injured. In March 2005, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California, and was subsequently transferred to the United States District Court for the Southern District of California. No trial date has been set. Although an unfavorable outcome in this matter could have a material adverse effect on our business, liquidity and financial position, we believe this claim is without merit and we intend to vigorously defend the action.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, we are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, outstanding warrants were exercised for an aggregate of 160,000 shares at exercise prices ranging from $0.60 to $0.75.

We determined that each of the persons and entities who exercised warrants were accredited investors and relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.

ITEM 6.  EXHIBITS

Exhibit No.     Document Description
-----------     --------------------

10.1 First Amendment dated February 17, 2005 to the Lease dated July 3, 2002 between the Registrant and Nancy Ridge Technology Center, L.P. (incorporated by reference to the Registrant's Form 8-K filed February 24, 2005).

10.2 Short Term Supply Agreement dated February 23, 2005 between the Registrant and Mayo Foundation for Medical Education and Research (incorporated by reference to the Registrant's Form 8-K/A filed on March 29, 2005). +

31.1 Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.*

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

                                  MICROISLET, INC.

May 16, 2005                      /s/ John F. Steel IV
                                  --------------------------------------
                                  John F. Steel IV
                                  Chairman and Chief Executive Officer
                                  (Principal executive officer)

May 16, 2005                      /s/ William G. Kachioff
                                  --------------------------------------
                                  William G. Kachioff
                                  Vice President, Finance and Chief
                                  Financial Officer
                                  (Principal financial officer)