Form 10KSB/A
period 2004-12-31
MICROISLET INC
filed 2005-09-27
CIK 1092050

================================================================================

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


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

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB ("Form 10-KSB/A") is being filed to reflect the restatement of our consolidated financial statements as of and for the year ended December 31, 2004 and for the period from August 21, 1998 (date of inception) through December 31, 2004. The Form 10-KSB of MicroIslet, Inc. (the "Company") for the fiscal year ended December 31, 2004 was originally filed with the Securities and Exchange Commission on March 30, 2005 (the "Original Filing"). On June 23, 2005, the Company's audit committee determined, in consultation with management, that as a result of the errors in the accounting treatment for warrants issued to settle demands for payment made by certain parties who claimed to have rendered services in connection with the Company's financing that closed in March 2004, a restatement of the financial statements for the fiscal year ended December 31, 2004 and the first quarter of 2005 was required.

         This Form 10-KSB/A amends Part II, Item 6, Management's Discussion and Analysis, and Part II, Item 7, Financial Statements, to reflect the restatement discussed above. Additionally, this Form 10-KSB/A amends Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act and Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, to correct certain disclosures and supplement certain information.

         This Form 10-KSB/A sets forth the complete text of each item of Form 10-KSB listed above, and for convenience of the reader, also repeats the complete text of each item of Form 10-KSB which has not been amended. This Form 10-KSB/A also includes as Exhibits 31.1, 31.2 and 32.1 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to explain the going concern qualification in the revised audit opinion included herein, we have revised one risk factor and added one note to the financial statements.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB on March 30, 2005, except to reflect the restatement as described above. Accordingly, this Form 10-KSB/A should be read in conjunction with the Company's filings made subsequent to the filing of the Original Filing, including any amendments to those filings. In that regard, the Company will be amending its Form 10-QSB for the quarter ended March 31, 2005, to reflect restated financial results and other matters related to the restatement discussed above.

         Additional details regarding the restatement are presented in Note 13 to the Consolidated Financial Statements included in Part II, Item 7, Financial Statements, and in Part II, Item 6, Management's Discussion and Analysis.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

ITEM 1.   Business                                                             4
ITEM 2.   Properties                                                          13
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters            14
ITEM 6.   Management's Discussion and Analysis                                15
ITEM 7.   Financial Statements                                           32, F-1
ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 32
ITEM 8A.  Controls and Procedures                                             32

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   33
ITEM 10.  Executive Compensation                                              37
ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          39
ITEM 12.  Certain Relationships and Related Transactions                      42
ITEM 13.  Exhibits                                                            43
ITEM 14.  Independent Auditors' Fees and Services                             47


                           FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-KSB/A, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the original filing date of this Form 10-KSB with the Securities and Exchange Commission.

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

                                                    Bid Quotations
                                                    --------------
                                                   High         Low
                                                   ----         ---


2003
        First Quarter                             $2.39       $1.30
        Second Quarter                             1.50        0.37
        Third Quarter                              0.85        0.35
        Fourth Quarter                             0.45        0.89


2004
        First Quarter                              3.43        0.60
        Second Quarter                             3.59        1.55
        Third Quarter                              1.60        1.00
        Fourth Quarter                             1.38        1.01

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


We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. As of December 31, 2004, we had an accumulated deficit of approximately $21.6 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.


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


In March 2004, we sold common stock for net cash proceeds of $12 million, which we believe will be sufficient to fund our operations into early 2006.

RESTATEMENT

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2004, we determined that our previously issued financial statements required restatement to correct our accounting for certain warrants issued in settlement of demands for payment made by parties who claimed to have rendered services in connection with our financing that closed in March 2004. In the previously issued financial statements, the fair value of these warrants had been charged against the proceeds of the financing. Our management has now determined that the value of the warrants should have been recorded as a period expense in the first and second quarters of 2004 rather than as an offset against the proceeds of the financing. As a result we have recorded $563,205 of additional general and administrative expense in our consolidated statement of operations for the year ended December 31, 2004.

We have also determined that the previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted. All such services were rendered during the fiscal year ended December 31, 2004, so the correction of this error will not affect the results of operations for the full 2004 fiscal year. This error did however, result in restatement of the results of operations for each of the quarters in 2004.

The restatement resulted in an increase in net loss and deficit accumulated during the development stage of $541,554, and an increase of $0.01 in net loss per share for the year ended December 31, 2004. Total assets, liabilities and stockholders' equity for the year ended December 31, 2004 remained unchanged. Refer to Note 13 of the consolidated financial statements for further details.


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

STOCK-BASED COMPENSATION


Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through December 31, 2004, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.


As a result of the recent issuance by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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


Total operating expenses were $6,624,605 in 2004 and $3,138,071 in 2003. The increase in expenses was principally the result of personnel expenses due to the increase in the number of employees as well as increased sponsored research funding. Research and development expenses increased to $2,913,213 in 2004 from $1,497,682 in 2003, reflecting increased headcount and spending for our sponsored research and materials relating to testing of our technology in animals. General and administrative expenses increased to $3,711,392 in 2004 from $1,640,389 in 2003. The increase was primarily related to higher investor relations expense due to warrants and options issued to consultants, as well as higher directors' and officers' insurance premiums and settlement costs incurred related to the March 16, 2004 financing. We expect operating costs to increase significantly in 2005 as discussed in our plan of operation below.


Interest income was $110,666 in 2004 and $3,600 in 2003. The increase in interest income was due primarily to the corresponding increase in the levels of cash and cash equivalents resulting from our March 2004 private placement and increasing yields from our investments.


Our net loss was $6,518,460 or $0.17 per common share in 2004, and $3,039,817 or $0.12 per common share in 2003. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes nor have we recognized any tax benefits since inception. At December 31, 2004, our federal tax net operating loss and federal tax credit carryforwards were $15,636,000 and $1,012,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.


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


Following completion of this financing, we received a demand from a purported investor claiming that we had breached an agreement to sell $750,000 of securities to the purported investor. In April 2004, we settled this demand and a related claim by another investor through issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. The warrants were exercisable until July 30, 2004. These warrants are deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrants amounted to $500,203, and has been accrued as general and administrative expense in the first quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the second quarter of 2004. As of December 31, 2004, warrants for 150,000 shares have been exercised and warrants for 150,000 shares have expired.

Also following completion of the private placement in March 2004, a placement agent engaged by us claimed that it was entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. In September 2004, we settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrant amounted to $63,002, and has been accrued as general and administrative expense in the second quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the third quarter of 2004. As of December 31, 2004, this warrant has not been exercised.

In January 2004, the Company issued a warrant to an investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on January 30, 2009. The estimated fair value of the warrant amounted to $216,649, and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on June 15, 2004, using the straight line amortization method. The grant date of January 30, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the fully vested warrant for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, this warrant has not been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on May 25, 2009. The estimated fair value of the warrant amounted to $438,292 and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on December 15, 2004, using the straight line amortization method. June 15, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the fully vested award for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted- average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, 166,666 shares of such warrant have been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for the firm's services in connection with, and which was contingent upon completion of, the March 2004 private placement. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share and expires on May 25, 2009. On May 25, 2004 the Shareholders of the Company authorized the additional shares required for exercise of the warrants, and therefore May 25, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when warrant terms were specified and a commitment was made. The estimated fair value of the warrant as measured on this date amounted to $532,041 and has been recorded as issuance costs in accordance with SAB Topic 5-A whereby costs which are direct and incremental to an offering of equity are offset against the proceeds of that offering. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, 20,000 shares of such warrant have been exercised.

On August 9, 2004, the Company issued a fully vested warrant to another investor relations consulting firm in consideration for investor relations consulting services provided pursuant to a contractual commitment on April 30, 2004. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009. The fair value of the warrant on April 30, 2004 has been recorded as general and administrative expense in the second quarter of 2004. The contract date of April 30, 2004 was used as the measurement date in accordance with EITF 96-18 as this is the date the commitment was made to grant the fully vested warrant. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 5 years. As of December 31, 2004, this warrant has not been exercised.

On April 12, 2004, the Company issued an option to an employee of a consulting firm engaged by the Company to provide investor relations services. This option to purchase 30,000 shares at $2.95 per share vests over two years and expires ten years after the date of grant. In accordance with EITF 96-18, the fair value of the option will be re-measured at the end of each reporting period and changes in the estimated fair value will be recognized over the vesting period of the option until the measurement date which has been defined as the completion of performance.

We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities into early 2006.


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

                                            ESTIMATED TIME OF MILESTONE         ESTIMATED COST OF
MILESTONE                                            COMPLETION             ACHIEVING EACH MILESTONE
---------                                            ----------             ------------------------
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

We have experienced significant operating losses in each period since our inception. As of June 30, 2005, we have incurred total accumulated losses of $25.5 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 for the reasons described below.

      On June 23, 2005, subsequent to receipt of a comment letter from the Securities and Exchange Commission, the Company's audit committee determined, in consultation with management, that as a result of the errors in the accounting treatment for warrants issued to settle demands for payment made by certain parties who claimed to have rendered services in connection with the Company's financing that closed in March 2004 and warrants issued to an investor relations consulting firm in January 2004 and June 2004, a restatement of the financial statements for each of the quarters and the fiscal year ended December 31, 2004 and the first quarter of 2005 was required. This correction resulted in the restatement of the Company's consolidated financial statements for the fiscal year ended December 31, 2004, which is reflected in this Annual Report on Form 10-KSB/A for the year ended December 31, 2004, and for the first quarter of 2005, which is reflected in the Quarterly Report on Form 10-QSB/A for that period.

      After evaluating the nature of the deficiency and the resulting restatement, the Company's Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company's internal control over financial reporting at December 31, 2004.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

      During the fourth quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

      As a result of the errors identified, management has adopted a policy and procedure whereby financial management will formally research relevant accounting literature relating to and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters.


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


STEVEN T. FRANKEL. Mr. Frankel was elected as director of MicroIslet in May 2002. Mr. Frankel has been Chief Executive Officer and President of Acon Laboratories, Inc., a provider of rapid diagnostic healthcare products, since October 2003 and Senior Advisor since September 2002. From October 2001 to September 2002 he was the Chief Executive Officer and President of Genetic Diagnostics, Inc. Since April 1998, he has been the Chief Executive Officer, President and a director of A-Fem Medical Corp., a developer of women's healthcare products. From May 1992 to March 1998, he was the Chief Executive Officer and President of Quidel Corp., a manufacturer of physicians' office diagnostic test kits. Mr. Frankel was also President of various divisions of Becton, Dickinson and Company from October 1979 to May 1992. Mr. Frankel attended the Executive Program at Stanford University in 1989 and received his B.A. in Philosophy from Clark University in 1964.

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

                                     Summary Compensation Table (1)
                                     ------------------------------

                                                                                         Long-Term
                                                          Annual Compensation          Compensation
                                                          -------------------           Securities
Name and Principal Position                      Year      Salary        Bonus      Underlying Options
- ---------------------------                      ----      ------        -----      ------------------
John F. Steel IV, Chairman and Chief             2004     $168,000         -0-                 -0-
     Executive Officer (2)                       2003     $168,000      $2,000                 -0-
                                                 2002     $179,500         -0-                 -0-

Hartoun Hartounian, Ph.D., President             2004     $230,000     $90,000                 -0-
     and Chief Operating Officer (2)             2003     $234,230      $2,000             150,000
                                                 2002     $185,620         -0-              62,510

William G. Kachioff, Vice President,             2004     $165,000     $32,400                 -0-
     Finance and Chief Financial Officer (3)     2003     $150,000      $2,000             150,000
                                                 2002     $122,322      $5,000             262,500

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2004:

                                                                                          NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE
                                                                                           FOR FUTURE ISSUANCE
                                                                                              UNDER EQUITY
                                   NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE       COMPENSATION PLANS
                                   BE ISSUED UPON EXERCISE          EXERCISE PRICE OF     (EXCLUDING SECURITIES
                                   OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        REFLECTED IN
      PLAN CATEGORY                  WARRANTS AND RIGHTS           WARRANTS AND RIGHTS         COLUMN (A))
      -------------                  -------------------           -------------------         -----------
                                            (a)                            (b)                     (c)
Equity compensation plans
approved by security holders (1)        4,043,468 (2)                     $1.09                 1,427,871 (3)

Equity compensation plans not
approved by security holders            3,467,021 (4)                     $4.10                     --

Total                                   7,510,489                         $2.48                 1,427,871

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


(3) The number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) as of January 1, 2004 was 111,333.

(4) Consists of individual stock options and warrant grants to employees, directors, consultants and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Robert
W. Anderson, James R. Gavin III and Steven T. Frankel in November 2003. Of those, options representing 150,000 shares remain outstanding. Dr. Anderson, Dr. Gavin and Mr. Frankel are directors of our company. The option agreements entered into with each of Dr. Anderson, Dr. Gavin and Mr. Frankel are attached hereto as Exhibits 10.33, 10.34 and 10.35 respectively. In addition, options representing a total of 460,000 shares of common stock were granted outside of the 2000 Stock Option Plan to five individuals in 2003 and 2004, none of whom is an officer or director of the company pursuant to the form of option agreement attached hereto as Exhibit 10.32. Of those, options representing 460,000 shares remain outstanding. Warrants representing 1,500,000 shares of common stock in the aggregate were granted to Donald Saunders, Thomas K. Russell and Mark C. Russell for services in connection with the merger of MicroIslet of Delaware and us in April 2002, as described in greater detail in "Company Overview - History" in Item 1. Of those, warrants representing 1,500,000 shares remain outstanding. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 140,649 shares remain outstanding. Warrants representing 738,038 shares in the aggregate were granted in 2004 to finders in consideration of services rendered in connection with our March 2004 private placement. Of those, warrants representing 578,038 shares remain outstanding pursuant to the form of Warrant Agreement attached hereto as Exhibit
10.37. Warrants representing 638,334 shares in the aggregate were granted in 2004 to investor relations consulting firms in consideration of investor relations services rendered pursuant to the forms of Warrant Agreement attached hereto as Exhibit 10.37, 10.39, 10.40, 10.41 and 10.42. Of those, warrants representing 638,334 shares remain outstanding.

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

                                                        Number of Shares
Name and Address of Beneficial Owner (1)             Beneficially Owned (2)       Percent of Class (2)
----------------------------------------             ----------------------       --------------------

John F. Steel IV                                          8,983,251(3)                     22.6%

Richard Schoninger                                        3,190,850(4)                      8.0%
667 Madison Avenue
New York, NY 10021

Don and Bonnie Saunders Family Trust                      2,738,497(5)                      6.9%
900 E. Desert Inn Road, Apt. 521
Las Vegas, NV 89109

John J. Hagenbuch                                         3,819,852(6)                      9.5%
3673 Jackson Street
San Francisco, CA 94118

Hartoun Hartounian, Ph.D.                                 1,212,710(7)                      3.0%

William G. Kachioff                                         292,500(7)                      *

Robert W. Anderson, M.D.                                    190,648(7)                      *

Steven T. Frankel                                           144,000(7)                      *

James R. Gavin III, M.D., Ph.D.                             190,648(7)                      *

Myron A. Wick III                                           373,654(7)(9)                   *

Cynthia Ekberg Tsai                                          25,000(7)                      *

All officers and directors as a group (8 in number)      11,412,411(8)                     27.3%


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

(5) Don and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust, and share voting and investment power over the 2,091,129 shares held by such trust. Also includes 647,368 shares held by Mr. Saunders and his wife as trustees of an irrevocable trust for which Mr. and Mrs. Saunders share voting and investment power. Excludes 850,000 shares subject to a warrant with an exercise price of $6.00 per share and 425,000 shares subject to a warrant with an exercise price of $12.00 per share, as these warrants are substantially out of the money. If and when Mr. and Mrs. Saunders determine to sell any of the 2,499,339 shares beneficially owned by them, or Mr. Saunders determines to sell any of the 1,275,000 shares subject to the warrants, they may do so only pursuant to a registration statement covering such resales. The ownership information for the Don and Bonnie Saunders Family Trust in this table is based solely on information provided by Mr. Saunders in March 2004.


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


(8) Includes 2,188,968 shares subject to options and warrants exercisable within 60 days of March 14, 2005.

(9) Includes 211,025 shares of common stock beneficially owned by D-W Investments, LLC, over which Mr. Wick possesses sole voting and investment control, and 108,462 shares subject to warrants held by Mr. Wick that are exercisable within 60 days of March 14, 2005. Also includes 25,000 shares that are issuable upon exercise of options exercisable within 60 days of March 14, 2005, and 29,167 shares that D-W Investments has the right to purchase from John
F. Steel IV within 60 days of March 14, 2005.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003 and May 2003, we borrowed $300,000 and $200,000, respectively, from a trust affiliated with Mr. John J. Hagenbuch, a significant beneficial owner of our shares. The loans had an annual interest rate of 4.25%, with principal and accrued interest originally due August 9, 2003 and September 9, 2003. As additional consideration for the loans, we issued to the lender two ten-year warrants exercisable for 50,000 shares of common stock at an exercise price of $1.49 and 50,000 shares of common stock at an exercise price of $0.85 per share.

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


          23.1      Consent of Deloitte & Touche LLP

          24.1 Power of Attorney (previously filed and included as part of the signature page attached hereto).


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

          32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John F. Steel IV, Principal Executive Officer, and William G. Kachioff, Principal Financial Officer


(1) Previously filed.
* Management contract or compensatory plan or arrangement.


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


                                       Date:  September 27, 2005


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


            Signature                             Title                               Date
            ---------                             -----                               ----
/s/ John F. Steel IV                 Chairman and Chief Executive                September 27, 2005
---------------------------------    Officer (Principal Executive Officer)
John F. Steel IV


/s/ William G. Kachioff              Vice President, Finance and Chief           September 27, 2005
---------------------------------    Financial Officer (Principal
William G. Kachioff                  Financial and Accounting Officer)


/s/ Hartoun Hartounian               President, Chief Operating Officer          September 27, 2005
---------------------------------    and Director
Hartoun Hartounian, Ph.D.


/s/ Robert W. Anderson               Director                                    September 27, 2005
---------------------------------
Robert W. Anderson, M.D.


/s/ James R. Gavin III               Director                                    September 27, 2005
---------------------------------
James R. Gavin III, M.D., Ph.D.


/s/ Steven T. Frankel                Director                                    September 27, 2005
---------------------------------
Steven T. Frankel


/s/ Cynthia Ekberg Tsai              Director                                    September 27, 2005
---------------------------------
Cynthia Ekberg Tsai


/s/ Myron A. Wick III                Director                                    September 27, 2005
---------------------------------
Myron A. Wick III


/s/ John J. Hagenbuch                Director                                    September 27, 2005
---------------------------------
John J. Hagenbuch


/s/ Bradley A. Geier                 Director                                    September 27, 2005
---------------------------------
Bradley A. Geier


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MicroIslet, Inc.
San Diego, California


We have audited the accompanying consolidated balance sheets of MicroIslet, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from August 21, 1998 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroIslet, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from August 21, 1998 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated financial statements for the year ended December 31, 2004 and the period from August 21, 1998 (date of inception) to December 31, 2004 have been restated.

We have not audited any financial statements of the Company for any period subsequent to December 31, 2004. However, as discussed in Note 15 to the financial statements, the Company has continued to incur operating losses subsequent to December 31, 2004, and as of June 30, 2005, the Company's cash position was $5.1 million. In addition, management has projected that cash on hand will allow the Company to continue its operations until March 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


San Diego, California
March 25, 2005 (September 27, 2005 as to the effects of the restatement discussed in Note 13 and the subsequent event as discussed in Note 15)

                                              MICROISLET, INC.
                                        (A Development Stage Company)
                                         Consolidated Balance Sheets


                                                                             December 31,      December 31,
                                                                                 2004              2003
                                                                            -------------     -------------
                                                                            (as restated
                                                                             See Note 13)
ASSETS

Current Assets:
     Cash and cash equivalents                                              $   8,777,364     $     529,877
     Grants receivable                                                                 --            16,242
     Prepaid expenses                                                             223,284            65,849
                                                                            -------------     -------------

                 Total current assets                                           9,000,648           611,968
                                                                            -------------     -------------

Property and equipment, net                                                       203,018           104,952
Patents, net                                                                       11,048            11,522
Deposits and other assets                                                          57,602            50,210
                                                                            -------------     -------------

                 Total assets                                               $   9,272,316     $     778,652
                                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Research expenses due to stockholder                                   $          --     $     230,000
     Accounts payable and accrued expenses                                        393,270           181,458
                                                                            -------------     -------------

                 Total current liabilities                                        393,270           411,458
                                                                            -------------     -------------

Stockholders' Equity:
     Convertible preferred stock - $.001 par value: 10,000,000
        shares authorized; zero shares issued and outstanding
        at December 31, 2004 and December 31, 2003                                     --                --
     Common stock - $.001 par value: 100,000,000 shares authorized;
        39,646,846 and 28,143,699 shares issued and outstanding
        at December 31, 2004 and December 31, 2003, respectively                   39,647            28,144
     Additional paid-in capital                                                30,435,917        15,417,108
     Deficit accumulated during the development stage                         (21,596,518)      (15,078,058)
                                                                            -------------     -------------

                 Total stockholders' equity                                     8,879,046           367,194
                                                                            -------------     -------------

                 Total liabilities and stockholders' equity                 $   9,272,316     $     778,652
                                                                            =============     =============


                              See notes to consolidated financial statements.



                                              MICROISLET, INC.
                                       (A Development Stage Company)
                                   Consolidated Statements of Operations


                                                                   Year Ended               August 21, 1998
                                                                  December 31,                     to
                                                         -------------------------------      December 31,
                                                              2004              2003              2004
                                                         -------------     -------------     -------------
                                                         (as restated                        (as restated
                                                          See Note 13)                        See Note 13)

Grant revenue                                            $          --     $     255,857     $     409,790

Expenses:
   Research and development expenses                         2,913,213         1,497,682        10,276,227
   General and administrative expenses                       3,711,392         1,640,389        11,712,287
                                                         -------------     -------------     -------------
       Operating expenses                                   (6,624,605)       (3,138,071)      (21,988,514)
                                                         -------------     -------------     -------------
       Loss from operations                                 (6,624,605)       (2,882,214)      (21,578,724)
                                                         -------------     -------------     -------------

Other income (expense):
   Interest income                                             110,666             3,600           164,549
   Interest and other expenses                                    (194)         (153,763)         (172,895)
   Other                                                        (4,327)           (7,440)           (9,448)
                                                         -------------     -------------     -------------
       Total other income (expense)                            106,145          (157,603)          (17,794)
                                                         -------------     -------------     -------------

    Net loss                                             $  (6,518,460)    $  (3,039,817)    $ (21,596,518)
                                                         =============     =============     =============

Basic and diluted net loss per share                     $        (.17)    $        (.12)    $       (1.00)
                                                         =============     =============     =============

Weighted average number of shares outstanding
   used in calculation                                      37,478,449        24,359,263        21,528,278


                              See notes to consolidated financial statements.




                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2004

                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Sale of common stock to
  founders, August 21, 1998                                  12,594,203   $     12,594   $    (12,110)                 $        484

Stock issued pursuant to
  license agreement,
         September 15, 1998                                     344,586            345           (323)                           22
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                                   12,938,789         12,939        (12,433)                          506
                               ============  ============  ============   ============   ============   ============   ============

Sale of preferred stock, net:
               May 4, 1999           82,888  $         83                                     186,417                       186,500

Net loss                                                                                                     (72,775)       (72,775)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999           82,888            83    12,938,789         12,939        173,984        (72,775)       114,231
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
January 20, 2000                                              1,706,679          1,707        498,293                       500,000
January 24, 2000                                                500,080            500           (468)                           32

Payments received in advance of
  January 1, 2001 stock issuance                                                              500,000                       500,000

Compensation expense
  related to options issued
  in exchange for services                                                                    211,022                       211,022

Net loss                                                                                                    (965,235)      (965,235)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000           82,888            83    15,145,548         15,146      1,382,831     (1,038,010)       360,050

                                                                                                                         (Continued)

                                           See notes to consolidated financial statements.




                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2004


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000           82,888            83    15,145,548         15,146      1,382,831     (1,038,010)       360,050
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
           January 1, 2001                                    1,706,679          1,707        498,293                       500,000
              July 2, 2001                                       52,094             52         99,948                       100,000
          November 2, 2001                                      166,668            166        887,334                       887,500

Stock issued pursuant to
  license agreement,
          October 16, 2001                                      344,586            345      2,067,173                     2,067,518

Compensation expense
  related to options issued
  in exchange for services                                                                  1,340,746                     1,340,746

Net loss                                                                                                  (4,894,096)    (4,894,096)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001           82,888            83    17,415,575         17,416      6,276,325     (5,932,106)       361,718
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
            April 24, 2002                                      504,620            505      2,430,351                     2,430,856
              May 13, 2002                                       10,000             10         53,990                        54,000
              May 15, 2002                                        8,333              8         44,992                        45,000
           August 31, 2002                                       16,334             17         88,185                        88,202

33,334 shares of common
  stock due pursuant to
  investment banking
  agreement                                                                                  (200,000)                     (200,000)

Conversion of preferred
  stock to common stock             (82,888)          (83)    1,295,332          1,295         (1,212)                           --

Issuance of shares in merger
  with ALD Services, Inc.                                     3,408,398          3,408         (3,408)                           --

Reverse merger warrant
  expense                                                                                   3,477,723                     3,477,723

Compensation expense
  related to options issued
  in exchange for services                                                                    331,473                       331,473

Net loss                                                                                                  (6,106,135)    (6,106,135)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002               --            --    22,658,592         22,659     12,498,419    (12,038,241)       482,837

                                                                                                                         (Continued)

                                           See notes to consolidated financial statements.
                                                                 F-5



                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2004


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002               --            --    22,658,592         22,659     12,498,419    (12,038,241)       482,837
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
             June 26, 2003                                      500,000            500        249,500                       250,000
         September 4, 2003                                    1,000,600          1,001        399,429                       400,430
          October 31, 2003                                    1,080,000          1,080        468,984                       470,064

Common stock sold to related
party, October 31, 2003                                         300,000            300        149,700                       150,000

Common stock sold under
  agreement with Fusion
  Capital, net                                                1,017,505          1,018        533,645                       534,663

  Common stock issued
  under Agreement with
  Fusion  Capital as issuance
  cost                                                          501,468            501           (501)                           --

Compensation expense
  related to options issued
  in exchange for services                                                                    253,717                       253,717

Common stock issued in
  conversion of related party
  debt                                                        1,022,200          1,022        510,078                       511,100

Stock issued on exercise of
  employee stock options                                         30,000             30         11,870                        11,900

Warrants issued in relation
  to related party debt                                                                       142,300                       142,300

Common stock issued as
  commission                                                     33,334             33        199,967                       200,000

Net loss                                                                                                  (3,039,817)    (3,039,817)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003               --            --    28,143,699         28,144     15,417,108    (15,078,058)       367,194
                               ============  ============  ============   ============   ============   ============   ============
                                                                                                                         (Continued)

                                           See notes to consolidated financial statements.
                                                                 F-6


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2004


                                                                                          ADDITIONAL
                                    PREFERRED STOCK               COMMON STOCK             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003               --            --    28,143,699         28,144     15,417,108    (15,078,058)       367,194
                               ============  ============  ============   ============   ============   ============   ============

Sale of common stock, net:
            March 16, 2004                                    9,923,449          9,923     11,748,783                    11,758,706

Common stock sold under
  agreement with Fusion
  Capital                                                       415,094            415        499,587                       500,002

Stock issued on exercise of
  employee stock options                                        498,661            499        205,022                       205,521

Stock issued on exercise of
  warrants                                                      665,943            666        541,736                       542,402

Compensation expense related
  to options issued in
  exchange for services                                                                       354,478                       354,478

Compensation expense related
  to warrants issued in
  exchange for services
  (As restated, see Note 13)                                                                1,669,203                     1,669,203

Net loss (As restated,
  see Note 13)                                                                                            (6,518,460)    (6,518,460)
                               ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004
(As restated, see Note 13)               --  $         --    39,646,846   $     39,647   $ 30,435,917   $(21,596,518)  $  8,879,046
                               ============  ============  ============   ============   ============   ============   ============

                                           See notes to consolidated financial statements.





                                               MICROISLET, INC.
                                         (A Development Stage Company)
                                           Statements of Cash Flows


                                                                                               August 21, 1998
                                                              Year Ended        Year Ended            to
                                                             December 31,      December 31,      December 31,
                                                                 2004              2003              2004
                                                            -------------     -------------     -------------
                                                            (as restated                        (as restated
                                                             See Note 13)                        See Note 13)

Cash flows from operating activities:
   Net loss                                                 $  (6,518,460)    $  (3,039,817)    $ (21,596,518)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Compensation paid with warrant                          1,669,203                --         5,146,926
        Interest paid with warrant                                     --           142,300           142,300
        In process research and development
          acquired for common stock                                    --                --         2,067,518
        Compensation paid with stock options                      354,478           253,717         2,491,435
        Depreciation and amortization                              50,731            45,314           157,641
        Loss on disposal of equipment                                  --             3,149            18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                       (7,392)               --           (70,072)
   Grants receivable                                               16,242            18,805                --
   Prepaid expenses                                              (157,435)           44,620          (223,284)
   Deferred grant revenue                                              --           (40,352)               --
   Accounts payable and accrued expenses                          211,812           (23,885)          623,231
   Research expenses due to stockholder                          (230,000)               --                --
                                                            -------------     -------------     -------------

           Net cash used in operating activities               (4,610,821)       (2,596,148)      (11,242,590)
                                                            -------------     -------------     -------------

Cash flows from investing activities:
      Proceeds from sale of property and equipment                     --             1,000             1,000
      Purchases of property and equipment                        (148,323)          (16,867)         (408,470)
                                                            -------------     -------------     -------------

           Net cash used in investing activities                 (148,323)          (15,867)         (407,470)
                                                            -------------     -------------     -------------

Cash flows from financing activities:
   Loan from related parties                                           --           525,000           525,000
   Repayment of loan from related parties                              --           (25,000)          (25,000)
   Proceeds from sale of common stock                          13,006,631         1,828,197        19,740,924
   Proceeds from sale of preferred stock                               --                --           186,500
                                                            -------------     -------------     -------------

           Net cash provided by financing activities           13,006,631         2,328,197        20,427,424
                                                            -------------     -------------     -------------

           Net increase (decrease) in cash and cash
             equivalents                                        8,247,487          (283,819)        8,777,364

Cash and cash equivalents at beginning of period                  529,877           813,696                --
                                                            -------------     -------------     -------------

Cash and cash equivalents at end of period                  $   8,777,364     $     529,877     $   8,777,364
                                                            =============     =============     =============

Interest paid                                               $         194     $         364     $       8,302
Income taxes paid                                           $       1,575     $       3,445     $       1,130

Non-cash investing and financing activities:
   Conversion of loan from related parties to
      common stock                                          $          --     $     510,078     $     510,078
   In-process research and development
      acquired for common stock                             $          --     $          --     $   2,067,518
   Common stock issued as commission
      for offering of common stock                          $     116,000     $     199,967     $     315,967
   Warrants issued in debt transaction                      $          --     $     142,300     $     142,300
   Compensation paid with warrant related to
      reverse merger                                        $          --     $          --     $   3,477,723
   Compensation expense related to options
      issued                                                $     354,478     $     193,691     $   2,491,435
   Compensation expense related to warrants
      issued                                                $   1,669,203     $          --     $   5,146,926
   Common stock issued to founders                          $          --     $          --     $     (12,110)
   Shares issued pursuant to investment
      banking agreement                                     $          --     $          --     $    (200,000)
   Common stock issued related to reverse
      merger                                                $          --     $          --     $  20,450,388

                               See notes to consolidated financial statements.

                                                     F-8

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS


MicroIslet, Inc. ("MicroIslet" or the "Company") is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.


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


As shown in the financial statements, the Company incurred net losses of $6.5 million and $3.0 million for 2004 and 2003, respectively, and had an accumulated deficit of $21.6 million as of December 31, 2004. As described in Note 7, on March 16, 2004, the Company completed the sale of common stock for gross proceeds of $12.8 million. The Company sold an aggregate of approximately 9.8 million shares for $1.30 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase an aggregate of approximately 4.9 million shares at $1.00 per share. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into early 2006. The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.


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


Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Repairs and maintenance are charged to expense as incurred.


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

Stock-Based Compensation
------------------------


The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and earnings per share on a pro forma basis would have been as follows:

                                                                                     August 21, 1998
                                                                                     (Inception) to
                                                                                      December 31
                                                        2004             2003             2004
                                                    -------------    -------------    -------------
Net loss, as reported                               $ (6,518,460)    $ (3,039,817)    $(21,596,518)


Add: Total stock-based compensation expense
   under APB No. 25. net of tax effect                     7,700          174,799          733,589

Deduct: Stock-based compensation expense
   determined under the fair value
   method for all awards, net of tax effect             (642,739)      (1,202,185)      (3,508,513)
                                                    -------------    -------------    -------------



Net loss, pro forma                                 $ (7,153,499)    $ (4,067,203)    $(24,371,442)
                                                    =============    =============    =============

Net loss per share, as reported:
      Basic and diluted                             $       (.17)    $       (.12)    $      (1.00)
                                                    =============    =============    =============

Net loss per share, pro forma:
      Basic and diluted                             $       (.19)    $       (.17)    $      (1.13)
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
Weighted average expected life                 5 years             8 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Deferred charges for options granted to non-employees are determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Options granted to non-employees are periodically remeasured as the underlying options vest or as services are performed, and the related compensation expense is recorded over the vesting term or until counterparty performance is complete, as applicable.

Grant Revenue
-------------

The Company recognizes grant revenue as qualifying research expenses are incurred.

New Accounting Pronouncements
-----------------------------


In December 2004 the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). As a result, the Company will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement has not been determined.


Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in a financial institution and a money market fund at the same institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents in the amount of $8,677,364 are uninsured at December 31, 2004.

NOTE 3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                         2004           2003
                                                      ----------     ----------
Property and equipment:
-----------------------
Laboratory equipment                                  $  225,271     $  117,361
Computer equipment                                        65,231         41,078
Furniture and fixtures                                    40,356         24,096
Leasehold improvements                                    14,488         14,488
                                                      ----------     ----------
                                                      $  345,346     $  197,023

Less accumulated depreciation and amortization          (142,328)       (92,071)
                                                      ----------     ----------


                                                      $  203,018     $  104,952
                                                      ==========     ==========

Intangible assets:
------------------

Patents                                               $   13,892     $   13,892
Less accumulated amortization                             (2,844)        (2,370)
                                                      ----------     ----------

                                                      $   11,048     $   11,522
                                                      ==========     ==========

Accounts Payable and Other Accrued Liabilities:
-----------------------------------------------

Trade accounts payable                                $  116,465     $  155,568
Payroll related                                          215,754         12,605
Other                                                     61,051         13,285
                                                      ----------     ----------

                                                      $  393,270     $  181,458
                                                      ==========     ==========

NOTE 4.   LICENSE AGREEMENT


In September 1998, the Company entered into a license agreement with Duke University "Duke". Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology, which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of approximately $450,000 from August 21, 1998 (inception) to December 31, 2001. The Company did not sponsor any research during 2004, 2003 or 2002.

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
                                          ===========


NOTE 6. MERGER OF MICROISLET OF DELAWARE AND A WHOLLY OWNED SUBSIDIARY OF ALD AND SALE OF SECURITIES (AS RESTATED)

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


After the Merger, the Company sold an additional 34,667 shares of common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as the Private Offering described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

The Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale all of the shares sold through ASA in private placements. The registration statement was filed July 25, 2002, and was declared effective on February 14, 2003.

NOTE 7. RELATED PARTIES /ISSUANCE OF WARRANTS

During 2003, the Company borrowed a total of $525,000 from two stockholders. $500,000 of these loans plus $11,100 of accrued interest was converted to common stock at $0.50 per share and $25,000 was repaid prior to December 31, 2003. In relation to the borrowing of the $500,000, the Company issued the lender ten-year warrants for a total of 200,000 shares of common stock, with exercise prices ranging from $0.50 to $1.49. The Company recorded interest expense in relation to the warrants in the amount of $142,300 during 2003. These warrants have no registration rights. The Company accounted for these warrants using a method that approximates the relative fair value method under APB Opinion No.
141. The related debt discount was amortized to interest expense over the term of the debt until conversion to equity. The extension of the maturity date of the notes represented a troubled debt restructuring under SFAS No. 15 and EITF 02-4. This extension and the subsequent extinguishment of the debt through exchange for common stock did not result in a significant gain or loss.

In addition, during 2003, in relation to various equity financings, the Company issued two-year warrants for 1,025,680 shares of registered common stock, with exercise prices of $1.00, of which warrants for 64,800 shares were issued to the placement agent. As of December 31, 2004, 40,000 of such warrants have been exercised.

In March 2004, the Company sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing the Company also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. The Company paid placement fees to various placement agents as well as other issuance related costs in the aggregate amounts of $705,000 and $320,793, respectively, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent, who later became a director of the Company, 89,231 shares. The placement agent warrants have exercise prices of $1.30 per share and expire between two to five years from the date of issuance. As of December 31, 2004, 192,308 of the warrants issued to investors, and 160,000 of the placement agent warrants have been exercised.

Following completion of this financing, the Company received a demand from a purported investor claiming that the Company had breached an agreement to sell $750,000 of securities to the purported investor. On April 1, 2004, the Company settled this demand and a related claim by another investor through the issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. The warrants were exercisable until July 30, 2004. These warrants are deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrants amounted to $500,203, and has been accrued as general and administrative expense in the first quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the second quarter of 2004. The grant date of April 1, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the warrant for issuance and the settlement commitment was made. The value of the warrant was expensed fully on March 31, 2004 in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies" as the warrant amount was a legal contingency and both probable and reasonably estimable prior to the issuance. The value of the warrants has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 4 months. As of December 31, 2004, warrants for 150,000 shares have been exercised and warrants for 150,000 shares have expired.

Also following completion of the private placement in March 2004, a placement agent engaged by the Company claimed that it was entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. Effective September 28, 2004, the Company settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrant amounted to $63,002, and has been accrued as general and administrative expense in the second quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the third quarter of 2004. The grant date of September 28, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the warrant for issuance and the settlement commitment was made. The value of the warrant was estimated and expensed fully on June 30, 2004 in accordance with SFAS 5 as the warrant amount was a legal contingency and both probable and reasonably estimable prior to the issuance. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 123%; and expected life of 5 years. As of December 31, 2004, this warrant has not been exercised.

In January 2004, the Company issued a warrant to an investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on January 30, 2009. The estimated fair value of the warrant amounted to $216,649, and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on June 15, 2004, using the straight line amortization method. The grant date of January 30, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the fully vested warrant for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, this warrant has not been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on May 25, 2009. The estimated fair value of the warrant amounted to $438,292 and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on December 15, 2004, using the straight line amortization method. June 15, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when the Board of Directors approved the fully vested award for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted- average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, 166,666 shares of such warrant have been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for the firm's services in connection with, and which was contingent upon completion of, the March 2004 private placement. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share and expires on May 25, 2009. On May 25, 2004 the Shareholders of the Company authorized the additional shares required for exercise of the warrants, and therefore May 25, 2004 was used as the measurement date in accordance with EITF 96-18 as this is when warrant terms were specified and a commitment was made. The estimated fair value of the warrant as measured on this date amounted to $532,041 and has been recorded as issuance costs in accordance with SAB Topic 5-A whereby costs which are direct and incremental to an offering of equity are offset against the proceeds of that offering. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2004, 20,000 shares of such warrant have been exercised.

On August 9, 2004, the Company issued a fully vested warrant to another investor relations consulting firm in consideration for investor relations consulting services provided pursuant to a contractual commitment on April 30, 2004. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009. The fair value of the warrant on April 30, 2004 has been recorded as general and administrative expense in the second quarter of 2004. The contract date of April 30, 2004 was used as the measurement date in accordance with EITF 96-18 as this is the date the commitment was made to grant the fully vested warrant. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 5 years. As of December 31, 2004, this warrant has not been exercised.

On April 12, 2004, the Company issued an option to an employee of a consulting firm engaged by the Company to provide investor relations services. This option to purchase 30,000 shares at $2.95 per share vests over two years and expires ten years after the date of grant. In accordance with EITF 96-18, the fair value of the option will be re-measured at the end of each reporting period and recognized over the vesting period of the option until the measurement date which has been defined as the completion of performance.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2004:


                                   NUMBER                                                    WEIGHTED AVERAGE
ISSUED IN CONNECTION WITH:       EXERCISABLE       EXERCISE PRICE       EXPIRATION DATE       EXERCISE PRICE
--------------------------       -----------       --------------       ---------------       --------------
Reverse merger                   1,500,000          $6.00-$12.00         July 31, 2007            $8.00

2003 financings                  1,185,680           $0.50-$1.49       October 31, 2006 -         $0.97
                                                                        August 26, 2013

2004 private placement
     Investors                   4,724,812              $1.00           March 16, 2009            $1.00
     Placement Agents              578,038              $1.30           March 16, 2006-           $1.30
                                                                        March 16, 2009

Consulting services                638,334           $0.60-$1.65       January 30, 2009 -         $0.98
                                                                      September 27, 2009
                               ------------

            TOTAL                8,626,864
                               ============

NOTE 8.   STOCKHOLDERS' EQUITY

Fusion Capital
--------------

In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of the Company's common stock up to an aggregate of $12.0 million. The common stock purchase agreement was amended in May 2004 to, among other things, revise the daily purchase amount and give us the option to increase the aggregate amount that may be purchased under the agreement to $24 million and extend the term of the agreement. Fusion Capital is committed to purchase the initial $12 million of the Company's common stock through October 2005, if not extended by us for six additional months. The Company may decrease this amount or terminate the agreement at any time. If the Company's stock price equals or exceeds $1.25 per share for five consecutive trading days, the Company has the right to increase the daily purchase amount above $20,000, provided that the sale price of the Company's common stock remains at least $1.25 per share. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of the Company's common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of the Company's common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of the Company's common stock during any time prior to the termination of the common stock purchase agreement. The Company has agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, The Company paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock. Fusion Capital has agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement. An amended registration statement registering the resale of shares by Fusion Capital was declared effective by the SEC in June 2004.

Fusion Capital is not obligated to purchase any shares of the Company's common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, the Company must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the resale of the shares by Fusion Capital, continued listing of the Company's common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of the Company's transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of the Company's payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on the Company's part. Consequently, the amount and timing of proceeds that the Company will receive under the agreement, if any, is uncertain. As of December 31, 2004, the Company has sold 1,432,599 shares to Fusion Capital under this agreement for total proceeds of approximately $1,060,000.

During the years ended December 31, 2004 and 2003, the Company sold 415,094 and 1,017,505 shares of common stock, respectively, to Fusion Capital under this agreement.


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


The Company applies SFAS No. 123 and EITF 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: risk free interest rate of 3%; dividend yield of 0%; volatility of 120% in 2004 and 123% in 2003; expected life of 5 to 10 years; and market value of the Company's common stock ranging from $1.28 to $2.80 in 2004 and from $0.45 to $1.45 in 2003. Compensation cost charged to operations for options granted to consultants performing advisory services was $222,941 in 2004, $78,919 in 2003 and $1,494,853 from August 21, 1998 (inception) to December 31, 2004.

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
                                           ==========

The weighted average fair value of options granted during 2004 and 2003 was $1.72 and $0.53, respectively. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2004:

                                                     WEIGHTED
                                                      AVERAGE       WEIGHTED
                         NUMBER OF SHARES            REMAINING      AVERAGE
                   ----------------------------     CONTRACTUAL     EXERCISE
EXERCISE PRICE     OUTSTANDING      EXERCISABLE         LIFE         PRICE
- --------------     -----------      -----------     -----------     --------
 $0.29 - $0.29       2,190,043       2,190,043         5.88          $0.29
 $0.30 - $0.80       1,058,180       1,038,805         7.95          $0.54
 $1.13 - $2.95       1,154,894         323,136         9.31          $1.83
 $4.40 - $5.00         391,000         356,222         7.37          $4.93

        Total        4,794,117       3,908,206         7.28          $1.10
                     =========       =========         ====          =====


NOTE 9.   EARNINGS PER SHARE

Basic and diluted net loss per share amounts are equivalent for the years ended December 31, 2004 and 2003 as the inclusion of 13,420,981 and 7,014,347 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 10.   INCOME TAXES

                                                      2004             2003
                                                  ------------     ------------
Deferred tax assets:
   Net operating loss carryforwards               $  6,362,000     $  3,918,000
   Stock-based compensation                            672,000          549,000
   Warrants                                          1,976,000        1,490,000
   Research and development credit                     940,000          800,000
   Accrual to cash                                      55,000          141,000
   Other                                                 2,000            4,000
                                                  ------------     ------------
                                                    10,007,000        6,902,000
Deferred tax liabilities:
   State taxes                                        (814,000)        (581,000)
   Other                                               (13,000)              --
                                                  ------------     ------------

Net deferred tax asset                               9,180,000        6,321,000
Less valuation allowance                            (9,180,000)      (6,321,000)
                                                  ------------     ------------

                                                  $        -0-     $        -0-
                                                  ============     ============

The net deferred tax asset has been fully reserved due to uncertainties as to its realizability. The valuation allowance increased by $2,859,000 in 2004 and $1,478,000 in 2003.

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

At December 31, 2004, the Company has net operating loss carryforwards of approximately $29,685,000 for federal and state purposes. The federal and state net operating loss carryforwards begin to expire in 2019 and 2007, respectively.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                      2004             2003
                                                  ------------     ------------


     Federal tax benefit at statutory rate        $  2,216,000     $  1,034,000
     State tax benefit, net                            438,000          163,000
     Increase in valuation allowance                (2,743,000)      (1,478,000)
     Research and development credit                    60,000          317,000
     Other permanent items                            (251,000)          20,000
     Stock-based compensation                          280,000          (56,000)
                                                  ------------     ------------


     Provision for income taxes                   $        -0-     $        -0-
                                                  ============     ============


NOTE 11.   EMPLOYEE SAVINGS PLAN


The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and did not make any such contributions in fiscal years 2004 and 2003, nor in any prior period since inception of the plan.

NOTE 12. SUBSEQUENT EVENT/LEGAL PROCEEDINGS


In January 2005, MicroIslet of Delaware and the Company's Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleges that the Company made false statements concerning the Company's relationship with Duke University. The complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys fees and costs. In connection with the racketeering cause of action, the complaint seeks damages of three times the amount of plaintiff's injury, but does not allege the amount that plaintiff was injured. In March 2005, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California, and was subsequently transferred to the United States District Court for the Southern District of California. No trial date has been set. Although an unfavorable outcome in this matter could have a material adverse effect on the Company's business, liquidity and financial position, the Company believes this claim is without merit and intends to vigorously defend the action.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, the Company is not currently a party to any material pending litigation or other material legal proceeding.

NOTE 13. RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended December 31, 2004, the Company determined that the fair value of certain warrants issued in settlement of demands for payment made by certain parties who claimed to have rendered services in connection with the financing that closed in March 2004 should have been charged to expense as a cost of legal settlement. In the Company's previously issued financial statements, the fair value of these warrants had been charged against the proceeds of the financing. As a result, the accompanying consolidated financial statements for the year ended December 31, 2004 and the period from August 21, 1998 (date of inception) to December 31, 2004 have been restated from the amounts previously reported to correct the accounting for these warrants.

The Company has also determined that previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted. All such services were rendered during the fiscal year ended December 31, 2004, so the correction of this error will not affect the results of operations for the full 2004 fiscal year. However, this error resulted in restatement of the results of operations for each of the quarters in 2004, as shown in Note 14.

A summary of the significant effects of the restatement is as follows:

                                                                                                      For the period from
                                                          For the year ended                          August 21, 1998 to
                                                          December 31, 2004                           December 31, 2004
                                                    ------------------------------              ------------------------------
                                                    As Previously                               As Previously
                                                      Reported        As Restated                 Reported        As Restated
Total general and administrative expenses           $  3,169,838      $  3,711,392              $ 11,170,733      $ 11,712,287
Total operating expenses                            $  6,083,051      $  6,624,605              $ 21,446,960      $ 21,988,514
Net Loss                                            $ (5,976,906)     $ (6,518,460)             $(21,054,964)     $(21,596,518)
Basic and diluted net loss per share                $       (.16)     $       (.17)             $       (.98)     $      (1.00)

                                                    As of December 31, 2004:
Additional paid-in capital                          $ 29,894,363      $ 30,435,917
Deficit accumulated during the development stage    $(21,054,964)     $(21,596,518)

NOTE 14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in Note 14, the Company has restated its unaudited financial statements for each of the quarters in 2004 to correct errors in the accounting for certain equity transactions. A summary of the effects of this restatement is shown in the following table of summarized quarterly financial results for 2004:

2004 Quarter                                             First               Second              Third               Fourth
------------                                             -----               ------              -----               ------
Total general and administrative expenses,
  as previously reported                              $    594,069        $  1,548,763        $    430,826        $    596,180
Total general and administrative expenses,
  as restated                                         $  1,010,560        $  1,283,016        $    633,955        $    783,861

Total operating expenses, as previously
  reported                                            $  1,241,166        $  2,013,316        $  1,242,286        $  1,586,283
Total operating expenses, as restated                 $  1,657,657        $  1,747,569        $  1,445,415        $  1,773,964

Net loss, as previously reported                      $ (1,234,638)       $ (1,987,523)       $ (1,209,128)       $ (1,545,617)
Net loss, as restated                                 $ (1,651,129)       $ (1,721,776)       $ (1,412,257)       $ (1,733,298)

Basic and diluted net loss per share,
  as previously reported                              $       (.04)       $       (.05)       $       (.03)       $       (.04)
Basic and diluted net loss per share,
  as restated                                         $       (.05)       $       (.04)       $       (.04)       $       (.04)

Deficit accumulated during the development
  stage, as previously reported                       $(16,312,696)       $(18,300,219)       $(19,509,348)       $(21,054,964)
Deficit accumulated during the development
  stage, as restated                                  $(16,729,187)       $(18,450,963)       $(19,863,221)       $(21,596,518)

Additional paid-in-capital, as previously
  reported                                            $ 28,302,480        $ 29,662,771        $ 29,906,768        $ 29,894,363
Additional paid-in-capital, as restated               $ 28,339,129        $ 30,130,050        $ 30,443,263        $ 30,435,917

Note 15.  Subsequent Event

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has continued to incur operating losses subsequent to December 31, 2004, and as of June 30, 2005, the Company's cash position was $5.1 million. Although the Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through March 2006, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

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