Form 10QSB/A
period 2005-03-31
MICROISLET INC
filed 2005-09-27
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)
                                -----------------


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

                                 YES / / NO /X/

         At April 29, 2005, 39,943,912 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Quarterly Report on Form 10-QSB ("Form 10-QSB/A") is being filed to reflect the restatement of our condensed consolidated financial statements as of March 31, 2005, for the three months ended March 31, 2004 and for the period from August 21, 1998 (date of inception) to March 31, 2005. The Form 10-QSB of MicroIslet, Inc. (the "Company") for the fiscal quarter ended March 31, 2005 was initially filed with the Securities and Exchange Commission on May 16, 2005 (the "Original Filing"). On June 23, 2005, the Company's audit committee determined, in consultation with management, that as a result of errors in the accounting treatment for warrants issued to settle demands for payment made by certain parties who claimed to have rendered services in connection with the Company's financing that closed in March 2004, a restatement of the financial statements for the fiscal year ended December 31, 2004 and the first quarter of 2005 was required.

         The Company has also determined that previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted. All such services were rendered during the fiscal year ended December 31, 2004, so the correction of this error will not affect the results of operations for the full 2004 fiscal year. This error did however, result in restatement of the results of operations for the three months ended March 31, 2004.

         This Form 10-QSB/A amends only Part I, Item 1, Financial Statements, and Item 2, Management's Discussion and Analysis, to reflect the restatement discussed above.

         This Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed as being amended above, and for convenience of the reader, also repeats the complete text of each item of Form 10-QSB which has not been amended. This Form 10-QSB/A also includes as Exhibits 31.1, 31.2 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to explain our financial position subsequent to March 31, 2005, we have revised one risk factor and added one note to the financial statements.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing on May 16, 2005. Accordingly, this Form 10-QSB/A should be read in conjunction with the Company's filings made subsequent to the filing of the Original Filing, including any amendments to those filings.

         Additional details regarding the restatement are presented in Note 4 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, and in Part I, Item 2, Management's Discussion and Analysis.

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      MicroIslet, Inc.
                                (A Development Stage Company)
                          Condensed Consolidated Balance Sheets (unaudited)

                                                                March 31,     December 31,
                                                                  2005            2004
                                                              (as restated
                                                               See Note 4)
                                                              ------------    ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                $  6,787,765    $  8,777,364
     Prepaid expenses                                              237,828         223,284
                                                              ------------    ------------

        Total current assets                                     7,025,593       9,000,648

Property and equipment, net                                        223,427         203,018
Patents, net                                                        10,930          11,048
Deposits and other assets                                           56,814          57,602
                                                              ------------    ------------

        Total assets                                          $  7,316,764    $  9,272,316
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Accounts payable and accrued expenses                 $    292,027    $    393,270
                                                              ------------    ------------

        Total current liabilities                                  292,027         393,270
                                                              ------------    ------------

Stockholders' Equity:
     Common stock - $.001 par value: 100,000,000 shares
         authorized; 39,843,912 and 39,646,846 shares
         issued and outstanding  at March 31, 2005 and
         December 31, 2004 respectively                             39,844          39,647
     Additional paid-in capital                                 30,581,654      30,435,917
     Deficit accumulated during the development stage          (23,596,761)    (21,596,518)
                                                              ------------    ------------

        Total stockholders' equity                               7,024,737       8,879,046
                                                              ------------    ------------

        Total liabilities and stockholders' equity            $  7,316,764    $  9,272,316
                                                              ============    ============


                     See notes to condensed consolidated financial statements.




                                       MicroIslet, Inc.
                                 (A Development Stage Company)
                       Condensed Consolidated Statements of Operations (unaudited)


                                                   Three Months Ended         August 21, 1998
                                                        March 31,              (Inception) to
                                                   2005             2004       March 31, 2005
                                                               (as restated     (as restated
                                                                See Note 4)      See Note 4)
                                              -------------    -------------  ---------------
Grant revenue                                 $          --    $          --    $     409,790
                                              -------------    -------------    -------------

Expenses:
     Research and development expenses            1,403,797          647,097       11,680,024
     General and administrative expenses            637,881        1,010,560       12,350,168
                                              -------------    -------------    -------------

Operating expenses                                2,041,678        1,657,657       24,030,192
                                              -------------    -------------    -------------

         Loss from operations                    (2,041,678)      (1,657,657)     (23,620,402)
                                              -------------    -------------    -------------

Other income (expense):
     Interest income                                 43,041            9,245          207,590
     Interest expense                                    (6)             (66)        (172,901)
     Other                                           (1,600)          (2,651)         (11,048)
                                              -------------    -------------    -------------
Total other income (expense)                         41,435            6,528           23,641
                                              -------------    -------------    -------------

         Net loss                             $  (2,000,243)   $  (1,651,129)   $ (23,596,761)
                                              =============    =============    =============

Basic and diluted net loss per share          $        (.05)   $        (.05)   $       (1.06)
                                              =============    =============    =============

Weighted average number of shares
     outstanding used in calculation             39,724,889       31,573,337       22,219,273
                                              =============    =============    =============

                          See notes to condensed consolidated financial statements.




                                                MicroIslet, Inc.
                                         (A Development Stage Company)
                               Condensed Consolidated Statements of Cash Flows (unaudited)


                                                               Three Months     Three Months    August 21, 1998
                                                                   Ended            Ended       (Inception) to
                                                              March 31, 2005   March 31, 2004   March 31, 2005
                                                                               (as restated      (as restated
                                                                                See Note 4)       See Note 4)
                                                              --------------   --------------   --------------
Cash flows from operating activities:
     Net loss                                                 $  (2,000,243)   $  (1,651,129)   $ (23,596,761)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Interest paid with warrants                                     --               --          142,300
         Warrant compensation expense                                                596,491        5,146,926
         In process research and development
              acquired for common stock                                  --               --        2,067,518
         Compensation paid with stock options                           934          301,230        2,492,369
         Depreciation and amortization                               17,292            9,001          174,933
         Loss on disposal of equipment                                   --               --           18,233
Changes in operating assets and liabilities:
     Deposits and other assets                                          788               --          (69,284)
     Grants receivable                                                   --           16,242               --
     Prepaid expenses                                               (14,544)          30,700         (237,828)
     Accounts payable and accrued expenses                         (101,243)         450,019          521,988
     Research expenses due to stockholder                                --         (230,000)              --
                                                              -------------    -------------    -------------

         Net cash used in operating activities                   (2,097,016)        (477,446)     (13,339,606)
                                                              -------------    -------------    -------------

Cash flows from investing activities:
     Purchases of property and equipment                            (37,583)          (1,658)        (446,053)
     Proceeds from sale of property and equipment                        --               --            1,000
                                                              -------------    -------------    -------------
         Net cash used in investing activities                      (37,583)          (1,658)        (445,053)
                                                              -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from sale of common stock                             145,000       12,414,431       19,885,924
     Proceeds from sale of preferred stock                               --               --          186,500
     Loan from related party                                             --               --          525,000
     Repayment of loan from related party                                --               --          (25,000)
                                                              -------------    -------------    -------------

         Net cash provided by financing activities                  145,000       12,414,431       20,572,424
                                                              -------------    -------------    -------------

         Net increase (decrease) in cash and cash equivalents    (1,989,599)      11,935,327        6,787,765

Cash and cash equivalents at beginning of period                  8,777,364          529,877               --
                                                              -------------    -------------    -------------

Cash and cash equivalents at end of period                    $   6,787,765    $  12,465,204    $   6,787,765
                                                              =============    =============    =============

Interest paid                                                 $           6    $          66    $       8,308
Income taxes paid                                             $       1,600    $       1,575    $       2,730

Non-cash investing and financing activities:
     Common stock issued as commission
        for offering of common stock                          $         --     $          --    $     315,967
     Warrants issued in debt transaction                      $         --     $          --    $     142,300
     Conversion of loan from related party to stock           $         --     $          --    $     510,078
     In-process research and development acquired
        for common stock                                      $         --     $          --    $   2,067,518
     Compensation paid with warrant related to
         reverse merger                                       $         --     $          --    $   3,477,723
     Compensation expense related to options issued           $        934     $     301,230    $   2,492,369
     Compensation expense related to warrants issued          $         --     $     596,491    $   5,146,926
     Common stock issued to founders                          $         --     $          --    $     (12,110)
     Shares issued pursuant to investment banking
         agreement                                            $         --     $          --    $    (200,000)
     Common stock issued related to reverse merger            $         --     $          --    $  20,450,388


                                  See notes to condensed consolidated financial statements.



                                                      -4-

                                MICROISLET, INC.
                          (a Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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


The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2004 and 2003 and related notes thereto included in Form 10-KSB/A filed with the SEC on September 27, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through March 2006. The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). As a result, the Company will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although the Company's adoption of SFAS No. 123(R) could have a material impact on its financial position and results of operations, the Company is still evaluating the potential impact from adopting this statement.

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

                                                  For the three months ended
                                                  --------------------------

                                                March 31, 2005   March 31, 2004
                                                --------------   --------------

Net loss, as reported                            $ (2,000,243)    $ (1,651,129)

Add: Total stock-based compensation expense
     recognized under APB 25, net of tax effect            --            7,700
Deduct: Stock-based compensation expense
     determined under the fair value method for
     all awards, net of tax effect                   (104,204)        (134,798)
                                                 ------------     ------------

Net loss, pro forma                              $ (2,104,447)    $ (1,778,227)
                                                 ============     ============

Net loss per share, as reported:
       Basic and diluted                         $       (.05)    $       (.05)
                                                 ============     ============

Net loss per share, pro forma:
       Basic and diluted                         $       (.05)    $       (.06)
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




Deferred compensation for options granted to non-employees are determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense related to options granted to non-employees is periodically remeasured as the underlying options vest or as services are performed, and is recorded as a general and administrative expense over the vesting term or until counterparty performance is complete, as applicable.

NOTE 3 - EARNINGS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three months ended March 31, 2005 and March 31, 2004 as the inclusion of 13,280,981 and 12,909,505 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that the fair value of certain warrants issued in settlement of demands for payment made by certain parties who claimed to have rendered services in connection with the financing that closed in March 2004 should have been charged to expense as a cost of legal settlement. In its previously issued financial statements, the fair value of these warrants had been charged against the proceeds of the financing. As a result, the accompanying condensed consolidated financial statements as of March 31, 2005, for the three months ended March 31, 2004 and for the period from August 21, 1998 (date of inception) to March 31, 2005 have been restated from the amounts previously reported to correct the accounting for these warrants.

The Company has also determined that previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted. All such services were rendered during the fiscal year ended December 31, 2004, so the correction of this error did not affect the results of operations for the full 2004 fiscal year. However, this error did result in restatement of the results of operations for the three months ended March 31, 2004.

A summary of the significant effects of the restatement is as follows:

                                                                                For the period from
                                                For the three months             August 21, 1998 to
                                                ended March 31, 2004               March 31, 2005
                                            As Previously                  As Previously
                                              Reported      As Restated       Reported       As Restated
                                              --------      -----------       --------       -----------
Total general and administrative expenses   $    594,069    $  1,010,560    $ 11,808,614    $ 12,350,168
Total operating expenses                    $  1,241,166    $  1,657,657    $ 23,488,638    $ 24,030,192
Net loss                                    $ (1,234,638)   $ (1,651,129)   $(23,055,207)   $(23,596,761)
Basic and diluted net loss per share        $       (.04)   $       (.05)   $      (1.04)   $      (1.06)


                                                  As Previously
                                                     Reported       As Restated
As of March 31, 2005:                                --------       -----------
Additional paid-in capital                         $ 30,040,100    $ 30,581,654
Deficit accumulated during the development stage   $(23,055,207)   $(23,596,761)



NOTE 5 - SUBSEQUENT EVENT

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has continued to incur operating losses subsequent to March 31, 2005, and as of June 30, 2005, the Company's cash position was $5.1 million. Although the Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through March 2006, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB/A, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the original filing date of this Form 10-QSB with the Securities and Exchange Commission.


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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2005, we had an accumulated deficit of approximately $23.6 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.


In March 2004, we completed the sale of common stock for net cash proceeds of $12 million, which we believe will be sufficient to fund our operations through March 2006.

RESTATEMENT
As discussed in Note 4 to the condensed consolidated financial statements included at Item 1, the condensed consolidated financial statements as of March 31 2005 and for the three months ended March 31, 2004 and the period from August 21, 1998 (date of inception) to March 31, 2005 have been restated. The following Management Discussion and Analysis gives effect to the restatement.

CRITICAL ACCOUNTING POLICIES


Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB/A for the year ended December 31, 2004. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:


Grant Revenue
-------------

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation
------------------------


SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through March 31, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.


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

RESULTS OF OPERATIONS


General and administrative expenses decreased to $637,881 for the three month period ended March 31, 2005 compared to $1,010,560 for the same quarter in 2004. The decrease was primarily due to lower investor relations expenses and settlement costs, offset by higher legal and personnel expenses. Research and development expenses increased to $1,403,797 for the three month period ended March 31, 2005 from $647,097 in the same period in 2004. This increase was mainly due to higher levels of spending for lab personnel, our partnership with the Mayo Foundation, and materials and services relating to testing of our technology in animals.

Our net loss was $2,000,243, or $0.05 per share, for the quarter ended March 31, 2005, compared with a net loss of $1,651,129, or $0.05 per share, for the same period in 2004. We expect to report additional significant net losses for the foreseeable future.

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

OTHER FINANCING MATTERS


We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities through March 2006.


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

We have experienced significant operating losses in each period since our inception. As of June 30, 2005, we have incurred total losses of $25.5 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of April 29, 2005, we have on file with the SEC registration statements for a total of 13,364,316 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,021,803 shares for sale by Fusion Capital. We filed post-effective amendments to each of these registration statements in April 2005, and such post-effective amendments have not yet been declared effective. When these post-effective amendments are declared effective, the selling stockholders under these registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We are also obligated to register other shares at such time as we file a new registration statement for any other shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005 for the reasons described below.

         On June 23, 2005, subsequent to receipt of a comment letter from the Securities and Exchange Commission, the Company's audit committee determined, in consultation with management, that as a result of the errors in the accounting treatment for warrants issued to settle demands for payment made by certain parties who claimed to have rendered services in connection with the Company's financing that closed in March 2004 and warrants issued to an investor relations consulting firm in January 2004 and June 2004, a restatement of the financial statements for each of the quarters and the fiscal year ended December 31, 2004 and the first quarter of 2005 was required. This correction resulted in the restatement of the Company's condensed consolidated financial statements for the first quarter of 2005, which is reflected in this Quarterly Report on Form 10-QSB/A, and for the fiscal year ended December 31, 2004, which is reflected in the Annual Report on Form 10-KSB/A for that period.

         After evaluating the nature of the deficiency and the resulting restatement, the Company's Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in the Company's internal control over financial reporting at March 31, 2005.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

         During the first quarter of fiscal 2005, there were no significant changes in the Company's internal control over financial reporting that materially affected or were reasonably likely to materially affect internal control over financial reporting.

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

                                  MICROISLET, INC.

September 27, 2005                   /s/ John F. Steel IV
                                  --------------------------------------
                                  John F. Steel IV
                                  Chairman and Chief Executive Officer
                                  (Principal executive officer)

September 27, 2005                   /s/ William G. Kachioff
                                  --------------------------------------
                                  William G. Kachioff
                                  Vice President, Finance and Chief
                                  Financial Officer
                                  (Principal financial officer)