Form 10QSB
period 2005-06-30
MICROISLET INC
filed 2005-09-27
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                 YES / / NO /X/

   At August 19, 2005, 39,943,912 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                                          PART I
                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MicroIslet, Inc.
                              (A Development Stage Company)
                     Condensed Consolidated Balance Sheets (unaudited)


                                                           June 30,          December 31,
                                                            2005                 2004
ASSETS

Current Assets:
   Cash and cash equivalents                              $  5,130,691      $  8,777,364
   Prepaid expenses                                            241,970           223,284
                                                          ------------      ------------

       Total current assets                                  5,372,661         9,000,648

Property and equipment, net                                    297,078           203,018
Patents, net                                                    10,811            11,048
Deposits and other assets                                       56,814            57,602
                                                          ------------      ------------

       Total assets                                       $  5,737,364      $  9,272,316
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued expenses              $    546,051      $    393,270
                                                          ------------      ------------

       Total current liabilities                               546,051           393,270
                                                          ------------      ------------

Stockholders' Equity:
   Common stock - $.001 par value: 100,000,000 shares
     authorized; 39,943,912 and 39,646,846 shares
     issued and outstanding  at June 30, 2005 and
     December 31, 2004 respectively                             39,944            39,647
   Additional paid-in capital                               30,682,191        30,435,917
   Deficit accumulated during the development stage        (25,530,822)      (21,596,518)
                                                          ------------      ------------

       Total stockholders' equity                            5,191,313         8,879,046
                                                          ------------      ------------

       Total liabilities and stockholders' equity         $  5,737,364      $  9,272,316
                                                          ============      ============


                     See notes to condensed consolidated financial statements.


                                            2







                                                         MicroIslet, Inc.
                                                  (A Development Stage Company)
                                    Condensed Consolidated Statements of Operations (unaudited)


                                                 Three Months Ended                   Six Months Ended            August 21, 1998
                                                      June 30,                            June 30,                (Inception) to
                                               2005              2004              2005              2004          June 30, 2005
                                           ------------      ------------      ------------      ------------      -------------
                                                             (as restated,                       (as restated,
                                                              See Note 6)                         See Note 6)

Grant revenue                              $         --      $         --      $         --      $         --      $     409,790
                                           ------------      ------------      ------------      ------------      -------------

Expenses:
   Research and development expenses          1,326,902           464,553         2,730,699         1,111,650         13,006,926
   General and administrative expenses          645,766         1,283,016         1,278,373         2,293,576         12,990,660
                                           ------------      ------------      ------------      ------------      -------------

Operating expenses                            1,972,668         1,747,569         4,009,072         3,405,226         25,997,586
                                           ------------      ------------      ------------      ------------      -------------

       Loss from operations                  (1,972,668)       (1,747,569)       (4,009,072)       (3,405,226)       (25,587,796)
                                           ------------      ------------      ------------      ------------      -------------

Other income (expense):
   Interest income                               40,652            25,848            83,693            35,093            248,242
   Interest expense                                  (4)              (55)              (10)             (121)          (172,905)
   Other                                         (2,041)               --            (8,915)           (2,651)           (18,363)
                                           ------------      ------------      ------------      ------------      -------------
       Total other income (expense)              38,607            25,793            74,768            32,321            (56,974)
                                           ------------      ------------      ------------      ------------      -------------

       Net loss                            $ (1,934,061)     $ (1,721,776)     $ (3,934,304)     $ (3,372,905)     $ (25,530,822)
                                           ============      ============      ============      ============      =============

Basic and diluted net loss per share       $       (.05)     $       (.04)     $       (.10)     $       (.10)     $       (1.12)
                                           ============      ============      ============      ============      =============
Weighted average number of shares
   outstanding used in calculation           39,943,912        39,045,388        39,834,401        35,310,054         22,867,799
                                           ============      ============      ============      ============      =============


                                         See notes to condensed consolidated financial statements.





                                                         MicroIslet, Inc.
                                                  (A Development Stage Company)
                                   Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                      Six Months             Six Months         August 21, 1998
                                                                         Ended                Ended             (Inception) to
                                                                     June 30, 2005         June 30, 2004         June 30, 2005
                                                                    ----------------      ----------------      ----------------
                                                                                           (as restated,
                                                                                            See Note 6)
Cash flows from operating activities:
   Net loss                                                         $     (3,934,304)     $     (3,372,905)     $    (25,530,822)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Interest paid with warrants                                                  --                    --               142,300
     Warrant compensation expense                                                 --               769,036             5,146,926
     In process research and development
       acquired for common stock                                                  --                    --             2,067,518
     Compensation paid with stock options                                      1,571               868,783             2,493,006
     Depreciation and amortization                                            38,823                18,556               196,464
     Loss on disposal of equipment                                                --                    --                18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                                     788                    --               (69,284)
   Grants receivable                                                              --                16,242                    --
   Prepaid expenses                                                          (18,686)             (237,111)             (241,970)
   Accounts payable and accrued expenses                                     152,781                58,674               776,012
   Research expenses due to stockholder                                           --              (230,000)                   --
                                                                    ----------------      ----------------      ----------------

     Net cash used in operating activities                                (3,759,027)           (2,108,725)          (15,001,617)
                                                                    ----------------      ----------------      ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                      (132,646)              (65,874)             (541,116)
   Proceeds from sale of property and equipment                                   --                    --                 1,000
                                                                    ----------------      ----------------      ----------------
     Net cash used in investing activities                                  (132,646)              (65,874)             (540,116)
                                                                    ----------------      ----------------      ----------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                        245,000            12,769,292            19,985,924
   Proceeds from sale of preferred stock                                          --                    --               186,500
   Loan from related party                                                        --                    --               525,000
   Repayment of loan from related party                                           --                    --               (25,000)
                                                                    ----------------      ----------------      ----------------

     Net cash provided by financing activities                               245,000            12,769,292            20,672,424
                                                                    ----------------      ----------------      ----------------

     Net increase (decrease) in cash and cash equivalents                 (3,646,673)           10,594,693             5,130,691

Cash and cash equivalents at beginning of period                           8,777,364               529,877                    --
                                                                    ----------------      ----------------      ----------------

Cash and cash equivalents at end of period                          $      5,130,691      $     11,124,570      $      5,130,691
                                                                    ================      ================      ================

Interest paid                                                       $             10      $             55      $          8,312
Income taxes paid                                                   $          1,600      $          1,575      $          2,730

Non-cash investing and financing activities:
   Common stock issued as commission
      for offering of common stock                                  $             --      $             --      $        315,967
   Warrants issued in debt transaction                              $             --      $             --      $        142,300
   Conversion of loan from related party to stock                   $             --      $             --      $        510,078
Compensation paid with warrant related to reverse merger            $             --      $             --      $      3,477,723
Common stock issued to founders                                     $             --      $             --      $        (12,110)
Shares issued pursuant to investment banking agreement              $             --      $             --      $       (200,000)
Common stock issued related to reverse merger                       $             --      $             --      $     20,450,388


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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to June 30, 2005, and the financial results of the Company for the post-Merger period from April 24, 2002 through June 30, 2005.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2004 and 2003 and related notes thereto included in Amendment No. 1 to Annual Report on Form 10-KSB/A filed with the SEC on September 27, 2005.

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

The consolidated results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's cash position as of June 30, 2005 was $5.1 million. Although the Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through March 2006, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

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

The Company will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of its product candidate. The Company expects that its primary sources of capital for the foreseeable future will be through the public or private sale of its debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect the Company's ability to raise additional funding, including, but not limited to, market volatility of its common stock and economic conditions affecting the public markets generally or some portion or all of the technology sector. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, which may have a material adverse affect on the Company's business.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion
(APB) No. 25 entitled "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock amortized over the vesting period. The Company applies the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

                                                     For the three months ended             For the six months ended
                                                  --------------------------------      --------------------------------
                                                  June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                                                  -------------      -------------      -------------      -------------
Net loss, as reported                             $  (1,934,061)     $  (1,721,776)     $  (3,934,304)     $  (3,372,905)

Add: Total stock-based compensation expense
   recognized under APB 25, net of tax effect                --                 --                 --              7,700
Deduct: Stock-based compensation expense
   determined under the fair value method for
   all awards, net of tax effect                        (82,610)          (144,496)          (186,814)          (279,294)
                                                  -------------      -------------      -------------      -------------

Net loss, pro forma                               $  (2,016,671)     $  (1,866,272)     $  (4,121,118)     $  (3,644,499)
                                                  =============      =============      =============      =============

Net loss per share, as reported:
    Basic and diluted                             $        (.05)     $        (.04)     $        (.10)     $        (.10)
                                                  =============      =============      =============      =============

Net loss per share, pro forma:
    Basic and diluted                             $        (.05)     $        (.05)     $        (.10)     $        (.10)
                                                  =============      =============      =============      =============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:


                                              For the three months ended                   For the six months ended
                                          -----------------------------------       -----------------------------------
                                          June 30, 2005         June 30, 2004       June 30, 2005         June 30, 2004
                                          -------------         -------------       -------------         -------------

Risk free interest rate                           3%                    3%                   3%                    3%
Dividend yield                                    --                    --                   --                    --
Volatility                                       77%                  131%                  77%                  131%
Weighted average expected life               5 years               7 years              5 years               7 years


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

Compensation related to warrants and options granted to non-employees is determined in accordance with SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense related to equity instruments granted to non-employees that vest over time are periodically remeasured at each reporting date and attributed to expense over the vesting term or until counterparty performance is complete, as applicable, in accordance with the provisions of FASB Interpretation (FIN) No. 28.

The following summary presents the options granted, exercised, expired, forfeited and outstanding at June 30, 2005:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                      NUMBER OF     EXERCISE
                                                       SHARES        PRICE
                                                     ----------    ----------
Outstanding at December 31, 2004                      4,794,117       $ 1.10

Granted                                                  20,000         1.48
Exercised                                                    --           --
Expired                                                      --           --
Forfeited                                                    --           --
                                                     ----------    ----------
Outstanding at June 30, 2005                          4,814,117       $ 1.10
                                                     ==========    ==========

NOTE 3 - EARNINGS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and six months ended June 30, 2005 and June 30, 2004 as the inclusion of 13,180,981 and 13,191,147 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three month period ended June 30, 2005, no shares of common stock were sold to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement.

NOTE 5 - LEGAL PROCEEDINGS

In December 2004, MicroIslet of Delaware and the Company's Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Mr. Donald Gallego. The complaint was removed to federal court and transferred to the United States District Court for the Southern District of California (San Diego). In April 2005, Mr. Gallego filed a first amended complaint. The first amended complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unjust enrichment, unfair business practices, conversion, and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with, among other matters, fundraising activities between 2000 and 2002. The first amended complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. The racketeering cause of action seeks treble damages, but without specifying which damages should be trebled. MicroIslet of Delaware and Mr. Steel filed a motion to dismiss the fraud cause of action and the court granted the motion to dismiss but gave Mr. Gallego an opportunity to amend the complaint to supplement the claim for fraud. In June 2005, Mr. Gallego filed a motion seeking a writ of attachment which the court denied in August 2005. In September 2005, Mr. Gallego filed a second amended complaint which alleges a new cause of action for breach of written contract. The second amended complaint continues to allege breach of oral contract, fraud, racketeering, conversion and other related causes of action and continues to seek damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. Mr. Gallego dismissed the causes of action for intentional infliction of emotional distress, unjust enrichment, and unfair business practices. MicroIslet of Delaware and Mr. Steel filed a motion to dismiss the fraud and breach of written contract causes of action. The motion will be heard on December 5, 2005. Discovery has recently commenced.

The Company believes this claim is without merit and intends to vigorously defend the action. Accordingly, no amounts have been accrued in the accompanying financial statements. Nonetheless, an adverse outcome in this action could have a material adverse effect on the Company's business, liquidity and financial position. In addition, even if the Company does not experience an adverse outcome in the Gallego litigation, the legal fees and other costs and expenses associated with litigation, and the required management attention to this litigation, have and may continue to be substantial and may adversely impact the business, liquidity, results of operation and financial position of the Company.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, the Company is not currently a party to any material pending litigation or other material legal proceeding.

NOTE 6 - RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2004, the Company determined that the fair value of certain warrants issued in settlement of demands for payment made by certain parties who claimed to have rendered services in connection with the financing that closed in March 2004 should have been charged to expense as a cost of legal settlement. In its previously issued financial statements, the fair value of these warrants had been charged against the proceeds of the financing. As a result, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated from the amounts previously reported to correct the accounting for these warrants.

The Company has also determined that previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted. All such services were rendered during the fiscal year ended December 31, 2004, so the correction of this error did not affect the results of operations for the full 2004 fiscal year. However, this revision resulted in adjustments to the results of operations for each of the quarters in 2004.

A summary of the significant effects of the restatement is as follows:

                                                     For the three months                       For the six months
                                                     ended June 30, 2004                        ended June 30, 2004
                                               As Previously                            As Previously
                                                  Reported           As Restated           Reported            As Restated
                                              ---------------      ---------------      ---------------      ---------------

Total general and administrative expenses     $     1,548,763      $     1,283,016      $     2,142,832      $     2,293,576
Total operating expenses                      $     2,013,316      $     1,747,569      $     3,254,482      $     3,405,226
Net loss                                      $    (1,987,523)     $    (1,721,776)     $    (3,222,161)     $    (3,372,905)
Basic and diluted net loss per share          $          (.05)     $          (.04)     $          (.09)     $          (.10)



                                               7

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At June 30, 2005, we had an accumulated deficit of approximately $25.5 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2004. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Grant Revenue
-------------

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through June 30, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), we will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Determination of the fair value of stock options will require use of valuation models that involve significant estimates. Although the adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, the potential impact from adopting this statement has not been determined.

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

RESULTS OF OPERATIONS

General and administrative expenses decreased to $645,766 for the three months ended June 30, 2005 compared to $1,283,016 for the same period in 2004, and decreased to $1,278,373 for the six months ended June 30, 2005 compared to $2,293,576 for the same period in 2004. The decrease was primarily due to lower investor relations expenses offset by an increase in legal expenses. In accordance with our charter and bylaws, we are advancing the litigation expenses of our Chairman and Chief Executive Officer, subject to his undertaking to repay those expenses if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified for such expenses. Research and development expenses increased to $1,326,902 for the three months ended June 30, 2005 from $464,553 in the same period in 2004, and increased to $2,730,699 for the six months ended June 30, 2005 from $1,111,650 in the same period in 2004. This increase was mainly due to an increase in headcount for lab personnel, our partnership with the Mayo Foundation, and materials and services relating to testing of our technology in animals.

Our net loss was $1,934,061, or $0.05 per share, for the three months ended June 30, 2005, compared with a net loss of $1,721,776 or $0.04 per share, for the same period in 2004. Our net loss was $3,934,304 or $0.10 per share for the six months ended June 30, 2005, compared with a net loss of $3,372,905 or $0.10 per share, for the same period in 2004. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2005, have netted approximately $20.2 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $5.1 million at June 30, 2005, a decrease of approximately $3.7 million from December 31, 2004. The primary uses of cash and cash equivalents during the six months ended June 30, 2005 included $3,759,027 to finance our operations and working capital requirements. The primary source of cash during the six months ended June 30, 2005 was the exercise of stock warrants.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, litigation, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products. See "Business Risks" below.

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

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the sale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of June 30, 2005, the Company has sold 1,469,665 shares to Fusion Capital under this agreement for total proceeds of approximately $1,100,000. In April 2005, we filed a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital. This post-effective amendment has not yet been declared effective, and Fusion Capital will not be obligated to purchase any shares of our common stock until the post-effective amendment has been declared effective.

During the three month period ended June 30, 2005, no shares of common stock were sold to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement.

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

PLAN OF OPERATION

We have budgeted our total costs for our operations for the next twelve months at $8.5 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $10 to $16 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $8.5 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                         Estimated Cost
--------                                                         --------------
Personnel....................................................    $    2,668,000
Sponsored research...........................................    $      777,000
Outside consultants and services.............................    $    1,796,000
Supplies and materials.......................................    $    1,559,000
Travel & entertainment.......................................    $      182,000
Facilities...................................................    $      380,000
General & administrative.....................................    $    1,181,000
                                                                 --------------
Total........................................................    $    8,543,000
                                                                 ==============

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-PTM. In our 3,000 square foot laboratory, we have twenty employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                                          ESTIMATED TIME OF               ESTIMATED COST OF
MILESTONE                                                MILESTONE COMPLETION          ACHIEVING EACH MILESTONE
---------                                                --------------------          ------------------------
                                                          First Half of 2006               $2 to $3 million
Ongoing optimization of viability and
functionality of encapsulated islets in                  Second Half of 2006               $3 to $4 million
vitro and in animals Testing viability and
functionality of encapsulated porcine islets
in vitro and in non-human primates


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

In September 2005 we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated pig islets transplanted into the peritoneum of a diabetic rat model. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens, both developed by our product development team. The results of these preclinical animal studies demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated pig islets are transplanted into the peritoneal cavity. These results were accomplished through the use of a proprietary cocktail of islet survival factors pre- and post-transplantation, in combination with a proprietary encapsulation formulation, which together significantly improved the duration of islet function in the recipient animal. In addition to supporting the efficacy of our therapeutic approach, these results demonstrate that the rat model continues to be an important tool for optimizing and refining the islet survival formulation and transplantation procedures for the Company's ongoing primate studies.

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

                                                                                                       ESTIMATED COST OF
                                                                              ESTIMATED TIME OF    MILESTONE ACHIEVING EACH
MILESTONE                                                                         COMPLETION               MILESTONE
---------                                                                         ----------               ---------
COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING INVESTIGATIONAL       2nd Half of 2006          $8-12 Million
NEW DRUG APPLICATION WITH THE FOOD AND DRUG  ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials. These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations. Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve     2nd Half of 2006          $2-3 Million
the transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal            2007                   Unknown
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further           2008                   Unknown
safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually                  2010                   Unknown
randomized, double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. Because of the scope and the number of patients involved, significant capital is required for these trials.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR            2011 or later               Unknown
APPROVAL. Once the clinical investigations are complete, we intend to submit an application to the FDA including all of our clinical and preclinical data.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT                               2011 or later               Unknown


                                                13

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

We expect to add additional employees and collaborators as they become necessary including four additional employees in research and development over the next twelve months.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $24 million under a common stock purchase agreement, of which approximately $22.9 million remains available as of June 30, 2005. See "Management's Discussion and Analysis--Liquidity and Capital Resources--Fusion Capital". However, the extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the SEC declaring effective a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital, which was filed in April 2005, and the prevailing market price of our common stock. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires the market price of our common stock to remain above $0.50 per share and a registration statement for the shares to be purchased by Fusion Capital to remain available. If investment from Fusion Capital is unavailable or prohibitively expensive, we will need to secure another source of funding, in order to satisfy our working capital needs.

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

WE MAY NOT BE ABLE TO OBTAIN THE FULL $24 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

We have the right to receive only $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. At our recent stock price of $1.48, we have the right to receive $30,000 per trading day. Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any trading days that the purchase price of our common stock under the purchase agreement would be less than $0.50. We originally registered 6,000,000 purchase shares for sale by Fusion Capital, 4,530,335 of which have not yet been issued. Fusion Capital will not be required to purchase any shares of our common stock until the SEC declares effective a post-effective amendment to the registration statement registering the sale of shares by Fusion Capital, which was filed in April 2005. Depending on our stock price and our utilization of the Fusion Capital commitment, we may be limited in the amount of capital we raise from Fusion Capital unless we authorize and register additional shares of common stock beyond the 5,021,803 shares we are registering with the SEC, which we have the right but not the obligation to do.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, a significant stockholder and a Director of our company, made short-term loans to us for a total of $500,000 on April 11, 2003 and May 12, 2003 to meet working capital needs. In October 2003, the notes evidencing these loans were cancelled in exchange for shares of our common stock and warrants to purchase common stock. At the same time, Mr. Hagenbuch's trust purchased additional shares of our common stock for $150,000 cash. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, Directors, or other stockholders (other than Fusion Capital under the common stock purchase agreement) are under any obligation to continue to provide cash to meet our future liquidity needs.

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

WE AND OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER ARE SUBJECT TO LITIGATION. THIS LITIGATION SUBJECTS US TO SIGNIFICANT COSTS AND EXPENSES, AND AN ADVERSE OUTCOME IN THIS LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION.

In December 2004, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Mr. Donald Gallego. The complaint was removed to federal court and transferred to the United States District Court for the Southern District of California (San Diego). Mr. Gallego currently alleges various causes of action and seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs.

An adverse outcome in this action could have a material adverse effect on our business, liquidity and financial position. In addition, the legal fees and other costs and expenses associated with litigation, and the required management attention to this litigation, have and may continue to be substantial, and may adversely impact our business, liquidity, results of operation and financial position. See "Legal Proceedings" below for more information concerning this action.

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

WE WILL REQUIRE A SUPPLY OF DESIGNATED PATHOGEN FREE PIGS IN ORDER TO COMMENCE AND CONTINUE HUMAN CLINICAL TRIALS ON OUR MICROISLET P PRODUCT. IF WE CANNOT SECURE A SUFFICIENT ONGOING SUPPLY OF THESE PIGS FROM THE SINGLE FACILITY WHICH IS CURRENTLY ABLE TO PRODUCE THEM, WE MAY BE REQUIRED TO BUILD OUR OWN FACILITY, WHICH WOULD SUBSTANTIALLY INCREASE OUR COSTS AND LIKELY SUBSTANTIALLY DELAY OUR ABILITY TO COMMENCE CLINICAL TRIALS.

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

Any regulatory approvals that we receive for our products may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, we or our third-party manufacturers may be required to undergo a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval, and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval, or require the expenditure of money or other resources to correct.

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

If we are able to launch our products commercially, we will face exposure to product liability claims. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

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

As of September 20, 2005, we have on file with the SEC registration statements for a total of 13,364,316 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,021,803 shares for sale by Fusion Capital. We filed post-effective amendments to each of these registration statements in April 2005, and such post-effective amendments have not yet been declared effective. When these post-effective amendments are declared effective, the selling stockholders under these registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We are also obligated to register other shares at such time as we file a new registration statement for any other shares.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended June 30, 2005, the average daily trading volume of our stock was approximately 41,808 shares and the shares traded as low as $1.11 and as high as $1.49 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, Directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 10.9 million shares outstanding that have exercise prices at or below the recent market price of our stock of $2.71 per share. We have options and warrants for approximately 2.3 million shares outstanding at prices above the current $2.71 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

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

As of September 9, 2005, our executive officers, Directors and their affiliates beneficially own or control approximately 35.6% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable on or before November 8, 2005). Accordingly, our current executive officers, Directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of Directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the June 30, 2005, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Changes made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter included adopting a policy and procedure to remediate a material weakness in internal control whereby financial management will formally research relevant accounting literature relating to and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 2004, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Mr. Donald Gallego. The complaint was removed to federal court and transferred to the United States District Court for the Southern District of California (San Diego). In April 2005, Mr. Gallego filed a first amended complaint. The first amended complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unjust enrichment, unfair business practices, conversion, and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with, among other matters, fundraising activities between 2000 and 2002. The first amended complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. The racketeering cause of action seeks treble damages, but without specifying which damages should be trebled. MicroIslet of Delaware and Mr. Steel filed a motion to dismiss the fraud cause of action and the court granted the motion to dismiss but gave Mr. Gallego an opportunity to amend the complaint to supplement the claim for fraud. In June 2005, Mr. Gallego filed a motion seeking a writ of attachment which the court denied in August 2005. In September 2005, Mr. Gallego filed a second amended complaint which alleges a new cause of action for breach of written contract. The second amended complaint continues to allege breach of oral contract, fraud, racketeering, conversion and other related causes of action and continues to seek damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. Mr. Gallego dismissed the causes of action for intentional infliction of emotional distress, unjust enrichment, and unfair business practices. MicroIslet of Delaware and Mr. Steel filed a motion to dismiss the fraud and breach of written contract causes of action. The motion will be heard on December 5, 2005. Discovery has recently commenced.

We believe this claim is without merit and we intend to vigorously defend the action. Nonetheless, an adverse outcome in this action could have a material adverse effect on our business, liquidity and financial position. In addition, even if we do not experience an adverse outcome in the Gallego litigation, the legal fees and other costs and expenses associated with litigation, and the required management attention to this litigation, have and may continue to be substantial and may adversely impact our business, liquidity, results of operation and financial position.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, we are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, outstanding warrants were exercised for an aggregate of 100,000 shares at an exercise price of $1.00.

We determined that each of the persons and entities who exercised warrants were accredited investors and relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.

ITEM 5.  OTHER INFORMATION

Our annual meeting of stockholders previously scheduled for August 18, 2005, will be rescheduled. The meeting will be held at a time and place to be announced in the formal notice of the meeting. The proxy materials and the annual report will be mailed on or about October 12, 2005.

When the date of our annual meeting was initially changed by more than 30 days from the date of our previous year's annual meeting, the deadline for submitting a stockholder proposal for inclusion in our proxy statement and form of proxy for the meeting pursuant to Rule 14a-8(e) of the Securities and Exchange Commission was set at May 2, 2005. In accordance with the requirements for advance notice set forth in our bylaws, the deadline for notice of a nomination for director or other business to be brought before the annual meeting by a stockholder was July 25, 2005, as set in the Form 8-K we filed on July 13, 2005, rescheduling the annual meeting. No stockholder proposals were received by the announced deadlines.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1     Undertaking to Repay Costs by John F. Steel IV.(1)*

10.2 Amendment Agreement with Hartoun Hartounian, Ph.D., dated June 16, 2005 (incorporated by reference to the Registrant's Form 8-K filed June 22,
         2005).*

10.3 Amendment Agreement with William G. Kachioff dated June 16, 2005 (incorporated by reference to the Registrant's Form 8-K filed June 22,
         2005).*

10.4     Summary Sheet of Director and Executive Officer Compensation.(1)*

31.1     Certification of Chief Executive Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.(1)

31.2     Certification of Chief Financial Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2003.(1)

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.(1)

---------------
(1) Filed herewith.

* Management contract or compensatory plan or arrangement.

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