Form 10QSB
period 2005-09-30
MICROISLET INC
filed 2005-11-15
CIK 1092050

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

     Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 YES /X/ NO / /

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES / / NO /X/

 At November 14, 2005, 40,242,469 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                                                    PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               MicroIslet, Inc.
                                         (A Development Stage Company)
                               Condensed Consolidated Balance Sheets (unaudited)

                                                                  September 30,        December 31,
                                                                       2005                2004
ASSETS

Current Assets:
   Cash and cash equivalents                                      $    4,011,453      $    8,777,364
   Prepaid expenses                                                      409,368             223,284
                                                                  ---------------     ---------------
       Total current assets                                            4,420,821           9,000,648

Property and equipment, net                                              380,408             203,018
Patents, net                                                              10,693              11,048
Deposits and other assets                                                 56,814              57,602
                                                                  ---------------     ---------------

       Total assets                                               $    4,868,736      $    9,272,316
                                                                  ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable and accrued expenses                      $    1,171,613      $      393,270
       Current portion of capital lease obligation                        32,143                  --
                                                                  ---------------     ---------------

       Total current liabilities                                       1,203,756             393,270

Capital lease obligation - net of current portion                         68,825                  --

       Total liabilities                                               1,272,581             393,270
                                                                  ---------------     ---------------


Stockholders' Equity:
   Common stock - $.001 par value: 100,000,000 shares
     authorized; 40,242,469 and 39,646,846 shares
     issued and outstanding  at September 30, 2005 and
     December 31, 2004 respectively                                       40,242              39,647
   Additional paid-in capital                                         31,001,903          30,435,917
   Deficit accumulated during the development stage                  (27,445,990)        (21,596,518)
                                                                  ---------------     ---------------

     Total stockholders' equity                                        3,596,155           8,879,046
                                                                  ---------------     ---------------

       Total liabilities and stockholders' equity                 $    4,868,736      $    9,272,316
                                                                  ===============     ===============

                           See notes to condensed consolidated financial statements.

                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                               Condensed Consolidated Statements of Operations (unaudited)

                                               Three Months Ended              Nine Months Ended       August 21, 1998
                                                  September 30,                  September 30,          (Inception) to
                                              2005           2004            2005           2004        Sept. 30, 2005
                                         -------------   -------------   -------------   -------------   -------------
                                                         (as restated,                   (as restated,
                                                          See Note 6)                     See Note 6)
Grant revenue                            $         --    $         --    $         --    $         --    $    409,790
                                         -------------   -------------   -------------   -------------   -------------
Expenses:
   Research and development expenses        1,141,482         811,460       3,872,181       1,923,109      14,148,408
   General and administrative expenses        809,776         633,955       2,088,149       2,927,533      13,800,436
                                         -------------   -------------   -------------   -------------   -------------

Operating expenses                          1,951,258       1,445,415       5,960,330       4,850,642      27,948,844
                                         -------------   -------------   -------------   -------------   -------------

       Loss from operations                (1,951,258)     (1,445,415)     (5,960,330)     (4,850,642)    (27,539,054)

Other income (expense):
   Interest income                             37,496          33,877         121,190          68,970         285,738
   Interest expense                            (1,906)            (43)         (1,917)           (163)       (174,811)
   Other                                          500            (676)         (8,415)         (3,328)        (17,863)
                                         -------------   -------------   -------------   -------------   -------------
     Total other income (expense)              36,090          33,158         110,858          65,479          93,064
                                         -------------   -------------   -------------   -------------   -------------

       Net loss                          $ (1,915,168)   $ (1,412,257)   $ (5,849,472)   $ (4,785,163)   $(27,445,990)
                                         =============   =============   =============   =============   =============
Basic and diluted net loss per share     $       (.05)   $       (.04)   $       (.15)   $       (.13)   $      (1.17)
                                         =============   =============   =============   =============   =============

Weighted average number of shares
   outstanding used in calculation         40,043,431      39,646,846      39,904,078      36,755,651      23,473,998
                                         =============   =============   =============   =============   =============

                                See notes to condensed consolidated financial statements.

                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                               Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                 Nine Months       Nine Months       August 21, 1998
                                                                    Ended             Ended          (Inception) to
                                                              Sept. 30, 2005     Sept. 30, 2004      Sept. 30, 2005
                                                              --------------     --------------      --------------
                                                                                 (as restated,
                                                                                  See Note 6)
Cash flows from operating activities:
   Net loss                                                    $ (5,849,472)      $ (4,785,163)      $(27,445,990)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Interest paid with warrant                                          --                 --            142,300
     Warrant compensation expense                                        --            972,165          5,146,926
     In process research and development
       acquired for common stock                                         --                 --          2,067,518
     Compensation paid with stock options                            15,455            875,227          2,506,890
     Depreciation and amortization                                   78,190             34,137            235,831
     Loss on disposal of equipment                                       --                 --             18,233
Changes in operating assets and liabilities:
   Deposits and other assets                                            788             (6,604)           (69,284)
   Grants receivable                                                     --             16,242                 --
   Prepaid expenses                                                (186,084)          (120,267)          (409,368)
   Accounts payable and accrued expenses                            278,343             89,297            901,574
   Research expenses due to stockholder                                  --           (230,000)                --
                                                               -------------      -------------      -------------
     Net cash used in operating activities                       (5,662,780)        (3,154,966)       (16,905,370)
                                                               -------------      -------------      -------------

Cash flows from investing activities:
   Purchases of property and equipment                             (154,257)          (139,668)          (562,727)
   Proceeds from sale of property and equipment                          --                 --              1,000
                                                               -------------      -------------      -------------
     Net cash used in investing activities                         (154,257)          (139,668)          (561,727)
                                                               -------------      -------------      -------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                40,000         12,052,969         18,814,349
   Proceeds from exercise of stock options and warrants             511,126            954,675          1,477,701
   Amounts received from prospective investor (Note 7)              500,000                 --            500,000
   Proceeds from sale of preferred stock                                 --                 --            186,500
   Loan from related party                                               --                 --            525,000
   Repayment of loan from related party                                  --                 --            (25,000)
                                                               -------------      -------------      -------------

     Net cash provided by financing activities                    1,051,126         13,007,644         21,478,550
                                                               -------------      -------------      -------------

     Net increase (decrease) in cash and cash equivalents        (4,765,911)         9,713,010          4,011,453

   Cash and cash equivalents at beginning of period               8,777,364            529,877                 --
                                                               -------------      -------------      -------------

Cash and cash equivalents at end of period                     $  4,011,453       $ 10,242,887       $  4,011,453
                                                               =============      =============      =============
Interest paid                                                  $      1,917       $        163       $     10,219
Income taxes paid                                              $      1,600       $      1,575       $      2,730

Non-cash investing and financing activities:
   Common stock issued as commission
   for offering of common stock                                $         --       $         --       $    315,967
   Warrants issued in debt transaction                         $         --       $         --       $    142,300
   Conversion of loan from related party to stock              $         --       $         --       $    510,078
Compensation paid with warrant related to reverse merger       $         --       $         --       $  3,477,723
Common stock issued to founders                                $         --       $         --       $    (12,110)
Shares issued pursuant to investment banking agreement         $         --       $         --       $   (200,000)
Common stock issued related to reverse merger                  $         --       $         --       $ 20,450,388
Assets acquired under capital lease                            $    105,994       $         --       $    105,994

                                See notes to condensed consolidated financial statements.

                                MICROISLET, INC.
                          (a Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

Description of Business
-----------------------

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position and results of operations. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to September 30, 2005, and the financial results of the Company for the post-Merger period from April 24, 2002 through September 30, 2005.

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

The consolidated results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's cash position as of September 30, 2005 was $4.0 million and the Company had positive working capital of $3.1 million. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through March 2006. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, the Company may be required to curtail operations. These factors among others raise substantial doubt about whether the Company will be able to continue as a going concern for a reasonable period of time.

The Company intends to raise additional debt and/or equity financing to sustain its operations. The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations before the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company intends to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including the Company's continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for the Company's products.

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

Recent Accounting Pronouncements
--------------------------------

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

                                                         For the three months ended         For the nine months ended
                                                         --------------------------         -------------------------

                                                        Sept. 30, 2005    Sept. 30, 2004  Sept. 30, 2005    Sept. 30, 2004
                                                        --------------    --------------  --------------    --------------
Net loss, as reported                                  $  (1,915,168)    $ (1,412,257)    $  (5,849,472)    $  (4,785,163)

Add: Total stock-based compensation expense
   recognized under APB 25, net of tax effect                     --               --                --             7,700
Deduct: Stock-based compensation expense
   determined under the fair value method for
   all awards, net of tax effect                             (71,879)        (173,620)         (258,693)         (452,914)
                                                       --------------    -------------    --------------    --------------
Net loss, pro forma                                    $  (1,987,047)    $ (1,585,877)    $  (6,108,165)    $  (5,230,377)
                                                       ==============    =============    ==============    ==============
Net loss per share, as reported:
    Basic and diluted                                  $        (.05)    $       (.04)    $        (.15)    $        (.13)
                                                       ==============    =============    ==============    ==============
Net loss per share, pro forma:
    Basic and diluted                                  $        (.05)    $       (.04)    $        (.15)    $        (.14)
                                                       ==============    =============    ==============    ==============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                For the three months ended              For the nine months ended
                                                --------------------------              -------------------------

                                         Sept. 30, 2005        Sept. 30, 2004      Sept. 30, 2005        Sept. 30, 2004
                                         --------------        --------------      --------------        --------------

Risk free interest rate                       3%                    3%                  3%                    3%
Dividend yield                                --                    --                  --                    --
Volatility                                    77%                   113%                77%                   123%
Weighted average expected life                5 years               5 years             5 years               5 years


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

On April 12, 2004, the Company issued an option to an employee of a consulting firm engaged by the Company to provide investor relations services. This option to purchase 30,000 shares at $2.95 per share vests over two years and expires ten years after the date of grant. In accordance with EITF 96-18, the fair value of the option will be re-measured at the end of each reporting period and recognized over the vesting period of the option until the measurement date which has been defined as the completion of performance. At September 30, 2005 the fair value of this option is $38,484, which has increased $9,612 from the previous period.

The following summary presents the options granted, exercised, expired, forfeited and outstanding for the nine months ended September 30, 2005:

                                                                   Weighted
                                                                   Average
                                                 Number of         Exercise
                                                   Shares            Price
                                                   ------            -----
Outstanding at December 31, 2004                 4,794,117      $    1.10
Granted                                             20,000           1.48
Exercised                                             (100)          0.55
Expired                                                 --             --
Forfeited                                               --             --
                                                 ----------     ----------
Outstanding at September 30, 2005                4,814,017      $    1.10
                                                 ==========     ==========

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and nine months ended September 30, 2005 and September 30, 2004 as the inclusion of 12,882,424 and 13,286,981 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three month period ended September 30, 2005, no shares of common stock were sold to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement.

Because the registration statement relating to the shares the Company might sell to Fusion Capital is unavailable at this time, Fusion Capital is not presently obligated to provide the Company any funds under the common stock purchase agreement. In addition, under the terms of the common stock purchase agreement, Fusion Capital will have the right to terminate its obligations under the common stock purchase agreement without advance notice at the time the Company might otherwise be able to sell shares to Fusion Capital. Accordingly, the Company cannot rely on Fusion Capital as a source of funding to meet the Company's working capital needs.

NOTE 5 - LEGAL PROCEEDINGS

In December 2004, MicroIslet of Delaware and the Company's Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Mr. Donald Gallego. The complaint was removed to federal court and transferred to the United States District Court for the Southern District of California (San Diego). In April 2005, Mr. Gallego filed a first amended complaint. The first amended complaint alleges breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unjust enrichment, unfair business practices, conversion, and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with, among other matters, fundraising activities between 2000 and 2002. The first amended complaint seeks damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. The racketeering cause of action seeks treble damages, but without specifying which damages should be trebled. MicroIslet of Delaware and Mr. Steel, the Company's Chairman and Chief Executive Officer, filed a motion to dismiss the fraud cause of action and the court granted the motion to dismiss but gave Mr. Gallego an opportunity to amend the complaint to supplement the claim for fraud. In June 2005, Mr. Gallego filed a motion seeking a writ of attachment which the court denied in August 2005. In September 2005, Mr. Gallego filed a second amended complaint which alleges a new cause of action for breach of written contract. The second amended complaint continues to allege breach of oral contract, fraud, racketeering, conversion and other related causes of action and continues to seek damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys' fees and costs. Mr. Gallego dismissed the causes of action for intentional infliction of emotional distress, unjust enrichment, and unfair business practices. MicroIslet of Delaware and Mr. Steel filed a motion to dismiss the fraud and breach of written contract causes of action. The motion will be heard on December 5, 2005. Discovery has recently commenced.

The Company believes this claim is without merit and intends to vigorously defend the action. Accordingly, no amounts have been accrued in the accompanying financial statements. Nonetheless, an adverse outcome in this action could have a material adverse effect on the Company's business, liquidity and financial position. In addition, even if the Company does not experience an adverse outcome in the Gallego litigation, the legal fees and other costs and expenses associated with litigation, and the required management attention to this litigation, have been and may continue to be substantial and may adversely impact the business, liquidity, results of operations and financial position of the Company.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, the Company is not currently a party to any material pending litigation or other material legal proceeding.

NOTE 6 - RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2004, the Company determined that the fair value of certain warrants issued in settlement of demands for payment made by certain parties who claimed to have rendered services in connection with the financing that closed in March 2004 should have been charged to expense as a cost of legal settlement. In its previously issued financial statements, the fair value of these warrants had been charged against the proceeds of the financing.

The Company has also determined that previously recorded non-cash expense for two fully vested warrants issued to an investor relations consulting firm in January 2004 and June 2004 should have been amortized over the respective six-month terms that services associated with such warrants were rendered, rather than on the dates the warrants were granted.

As a result, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been restated from the amounts previously reported to correct the accounting for these matters.

A summary of the significant effects of the restatement is as follows:

                                                          FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30, 2004               ENDED SEPTEMBER 30, 2004
                                                       ------------------------               ------------------------
                                                     AS PREVIOUSLY                      AS PREVIOUSLY
                                                       REPORTED         AS RESTATED         REPORTED           AS RESTATED
                                                       --------         -----------         --------           -----------
Total general and administrative expenses            $     430,826     $    633,955     $     2,573,660     $     2,927,533
Total operating expenses                             $   1,242,286     $  1,445,415     $     4,496,769     $     4,850,642
Total loss from operations                           $  (1,242,286)    $ (1,445,415)    $    (4,496,769)    $    (4,850,642)
Net Loss                                             $  (1,209,128)    $ (1,412,257)    $    (4,431,290)    $    (4,785,163)
Basic and diluted net loss per share                 $        (.03)    $       (.04)    $          (.12)    $          (.13)


NOTE 7 - COMMITMENTS

In July 2005 the Company received $500,000 from a prospective investor in anticipation of a future financing. No definitive agreement exists as to the terms of an equity investment therefore no commitment was made by the investor or the Company with respect to these funds. The Company has classified this amount as a current liability at September 30, 2005.

NOTE 8 - SUBSEQUENT EVENT

In October 2005, the Company was awarded a three year, $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant will be used to further develop the Company's islet cell transplantation technology for treatment of insulin-dependent diabetes. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In evaluating these statements, you should consider various factors, including the risks outlined in the "Business Risks" section of this Item 2 and in other reports we have on file with the SEC, including, without limitation, our amended annual report on Form 10-KSB/A for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At September 30, 2005, we had an accumulated deficit of approximately $27.4 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2004. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our critical accounting policies include:

Grant Revenue
-------------

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through September 30, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through December 31, 2005.

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

RESULTS OF OPERATIONS

General and administrative expenses increased to $809,776 for the three months ended September 30, 2005 compared to $633,955 for the same period in 2004, and decreased to $2,088,149 for the nine months ended September 30, 2005 compared to $2,927,533 for the same period in 2004. The increase of $175,821 for the three month period was primarily due to higher legal and accounting expenses in the current year offset by lower investor relations expenses. The decrease of $839,384 for the nine month period was primarily due to significantly lower investor relations expense for the current year offset by an increase in legal and accounting expenses. Included in our legal expenses and in accordance with our charter and bylaws, we are advancing the litigation expenses of our Chairman and Chief Executive Officer, subject to his undertaking to repay those expenses if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified for such expenses. Research and development expenses increased to $1,141,482 for the three months ended September 30, 2005 from $811,460 in the same period in 2004, and increased to $3,872,181 for the nine months ended September 30, 2005 from $1,923,109 in the same period in 2004. This increase was mainly due to an increase in headcount for lab personnel, our partnership with the Mayo Foundation, and materials and services relating to testing of our technology in animals.

Our net loss was $1,915,168 or $0.05 per share, for the three months ended September 30, 2005, compared with a net loss of $1,412,257 or $0.04 per share, for the same period in 2004. Our net loss was $5,849,472 or $0.15 per share for the nine months ended September 30, 2005, compared with a net loss of $4,785,163 or $0.13 per share, for the same period in 2004. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through September 30, 2005, have netted approximately $20.5 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $4.0 million at September 30, 2005, a decrease of approximately $4.8 million from December 31, 2004. The primary uses of cash and cash equivalents during the nine months ended September 30, 2005 included $5,662,780 to finance our operations and working capital requirements. The primary source of cash during the nine months ended September 30, 2005 was the exercise of stock warrants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our cash position as of September 30, 2005 was $4.0 million and we had positive working capital of $3.1 million. Although we believe that existing funds will be sufficient to fund operating expenses and capital requirements through March 2006, we expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, we may be required to curtail operations. These factors among others raise substantial doubt about whether we will be able to continue as a going concern for a reasonable period of time.

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

FUSION CAPITAL

In April 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of our common stock up to an aggregate of $12.0 million. The common stock purchase agreement was amended in May 2004 to, among other things, revise the daily purchase amount and give us the option to increase the aggregate amount that may be purchased under the agreement to $24 million and extend the term of the agreement. We may decrease this amount or terminate the agreement at any time. If our stock price equals or exceeds $1.25 per share for five consecutive trading days, we have the right to increase the daily purchase amount above $20,000, provided that the sale price of our common stock remains at least $1.25. The sale price per share to Fusion Capital is equal to the lesser of: the lowest sale price of our common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of our common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital has agreed that neither it nor any of its affiliates will engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. We have agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, we paid Fusion Capital $10,000 during the quarter ended September 30, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock.

Fusion Capital is not obligated to purchase any shares of our common stock unless the purchase price under the common stock purchase agreement is at least $0.50 per share. Under the agreement with Fusion Capital, we must satisfy requirements that are a condition to Fusion Capital's obligation including but not limited to: the continued effectiveness and availability of the registration statement for the sale of the shares by Fusion Capital, continued listing of our common stock on the American Stock Exchange, OTC Bulletin Board or another recognized market or exchange, no failure of our transfer agent to issue stock to Fusion Capital within five days of a purchase by Fusion Capital, no default on any of our payment obligations in excess of $1,000,000, and no insolvency or bankruptcy on our part. Consequently, the amount and timing of proceeds that we will receive under the agreement, if any, is uncertain. As of September 30, 2005, the Company has sold 1,469,665 shares to Fusion Capital under this agreement for total proceeds of approximately $1,100,000.

Because the registration statement relating to the shares we might sell to Fusion Capital is unavailable at this time, Fusion Capital is not presently obligated to provide us any funds under the common stock purchase agreement. In addition, under the terms of the common stock purchase agreement, Fusion Capital will have the right to terminate its obligations under the common stock purchase agreement without advance notice at the time we might otherwise be able to sell shares to Fusion Capital. Accordingly, we cannot rely on Fusion Capital as a source of funding to meet our working capital needs.

During the three month period ended September 30, 2005, no shares of common stock were sold to Fusion Capital Fund II, LLC pursuant to the common stock purchase agreement.

OTHER FINANCING MATTERS

In October 2005, we were awarded a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health
(NIH). The grant will be used to further develop the Company's islet cell transplantation technology for treatment of insulin-dependent diabetes. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

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

The $8.5 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                         Estimated Cost
--------                                                         --------------
Personnel....................................................    $   2,668,000
Sponsored research...........................................    $     777,000
Outside consultants and services.............................    $   1,796,000
Supplies and materials.......................................    $   1,559,000
Travel & entertainment.......................................    $     182,000
Facilities...................................................    $     380,000
General & administrative.....................................    $   1,181,000
                                                                 -------------
Total........................................................    $   8,543,000
                                                                 =============

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-PTM. In our 3,000 square foot laboratory, we have twenty-one employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                                                 ESTIMATED TIME OF               ESTIMATED COST OF
MILESTONE                                                       MILESTONE COMPLETION          ACHIEVING EACH MILESTONE
---------                                                       --------------------          ------------------------
Ongoing optimization of viability and functionality of
encapsulated islets in vitro and in animals                      First Half of 2006               $2 to $3 million
Testing viability and functionality of encapsulated
porcine islets in vitro and in non-human primates               Second Half of 2006               $3 to $4 million

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

                                                                            ESTIMATED TIME OF        ESTIMATED COST OF
MILESTONE                                                                      COMPLETION        ACHIEVING EACH MILESTONE
---------                                                                      ----------        ------------------------

COMPLETE FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING                    2nd Half of 2006          $8-12 Million
INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FOOD AND DRUG
ADMINISTRATION. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy in support of human clinical trials.
These studies will involve both small and large mammals under controlled conditions and will likely be performed in our academic collaborators' and outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We intend to engage in ongoing discussions with the FDA during these evaluations. Once we are comfortable with the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.


INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies          2nd Half of 2006          $2-3 Million
involve the transplantation of human islet cells using our
encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled               2007                   Unknown
animal studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter.
Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves               2008                   Unknown
further safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually              2010                   Unknown
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

The following is a summary of certain of the risks and uncertainties we face in our business. You should carefully read these risks and uncertainties, the risks and uncertainties listed in our other reports filed with the SEC including our Form 10-KSB/A filed September 27, 2005, as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. THESE FACTORS, WHEN COMBINED WITH OUR CASH POSITION, RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in each period since our inception. As of September 30, 2005, we have incurred total accumulated losses of $27.4 million and our cash position was $4.0 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Although we believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through March 2006, we expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to continued agreement of a business plan by investors. In the event funding is not obtained, we may be required to curtail operations. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

In addition, our independent registered public accounting firm has included in its report on our 2004 audited financial statements included in our Form 10-KSB/A filed September 27, 2005, an explanatory paragraph regarding our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. WE CANNOT RELY ON ADDITIONAL CAPITAL UNDER THE COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

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

Fusion Capital Fund II, LLC has agreed to provide us up to $24 million under a common stock purchase agreement, of which approximately $22.9 million remains available as of November 14, 2005. Because the registration statement relating to the shares we might sell to Fusion Capital is unavailable at this time, Fusion Capital is not presently obligated to provide us any funds under the common stock purchase agreement. In addition, under the terms of the common stock purchase agreement, Fusion Capital will have the right to terminate its obligations under the common stock purchase agreement without advance notice at the time we might otherwise be able to sell shares to Fusion Capital. Accordingly, we cannot rely on Fusion Capital as a source of funding to meet our working capital needs.

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

As of November 14, 2005, we have on file with the SEC registration statements for a total of 13,364,316 shares for resale by investors and investment-related service providers. In addition, we have on file with the SEC a registration statement for 5,021,803 shares for sale by Fusion Capital. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We also have other registration obligations that have not yet vested.

Sales of shares pursuant to exercisable options and warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales by other existing stockholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

ITEM 3.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. No change was made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, outstanding warrants and options were exercised for an aggregate of 558,557 shares at exercise prices ranging from $0.55 to $1.30.

We determined that each of the persons and entities who exercised warrants were accredited investors and relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.

ITEM 5.  (OTHER INFORMATION) DISCLOSURE

The following information is provided in lieu of a report on Form 8-K under Item 1.01:

On August 23, 2005, we entered into a system lease with Beckman Coulter, Inc. pursuant to which we agreed to lease from Beckman a flow cytometry system and related equipment and software, which we refer to collectively as the cytometry system. The term of the lease, which commenced on August 23, 2005, is 36 months and the rent payments due under the lease are $3,466 per month. At the end of the term, so long as we have paid all lease payments due under the lease (i.e. a total of $124,776), we may purchase the cytometry system from Beckman for $1.00. Beckman will have security interest in the cytometry system until all payments are made under the lease. Beckman may terminate the lease upon a material breach of certain provisions of the lease by us (which breach is not cured within 15 days of notice thereof by Beckman), and may declare at that time all amounts past due and to become due under the lease immediately payable.

A copy of the lease is attached to this report as Exhibit 10.1 and is incorporated herein by this reference. The foregoing description of the lease is qualified in its entirety by reference thereto.


ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 System lease dated August 23, 2005 between the Registrant and Beckman Coulter Corporation.(1)

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

_______________
(1) Filed herewith.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MICROISLET, INC.
November 14, 2005          /s/ John F. Steel IV
                           --------------------           John F. Steel IV
                                                          Chairman and Chief Executive Officer
                                                          (Principal executive officer)

November 14, 2005          /s/ William G. Kachioff
                           -----------------------        William G. Kachioff
                                                          Vice President, Finance and Chief Financial Officer
                                                          (Principal financial officer)

