Form 10KSB
period 2005-12-31
MICROISLET INC
filed 2006-04-06
CIK 1092050

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                                 (858) 657-0287
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $.001 Par Value                          American Stock Exchange
-----------------------------                          -----------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant's revenues for its most recent fiscal year were $153,000.

As of March 1, 2006, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $50,331,000.*

The number of shares of Common Stock, $.001 par value, outstanding on March 1, 2006, was 44,035,136.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on March 1, 2006. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         13
ITEM 3.    Legal Proceedings                                                  14
ITEM 4.    Submission of Matters to a Vote of Security Holders                14

                                     PART II

ITEM 5.    Market for Common Equity,  Related Stockholder Matters,
            and Small Business Issuer Purchases of Equity Securities          15
ITEM 6.    Management's Discussion and Analysis or Plan of Operation          15
ITEM 7.    Financial Statements                                               35
ITEM 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              35
ITEM 8A.   Controls and Procedures                                            35
ITEM 8B.   Other Information                                                  35

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act        36
ITEM 10.   Executive Compensation                                             39
ITEM 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        45
ITEM 12.   Certain Relationships and Related Transactions                     47
ITEM 13.   Exhibits                                                           48
ITEM 14.   Principal Accountant Fees and Services                             51

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the original filing date of this Form 10-KSB with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with insulin-dependent diabetes. Patented islet transplantation technology, exclusively licensed from Duke University, along with our own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce products to the market.

PRODUCT

We intend to seek FDA approval for marketing in the U.S. a first product, called MicroIslet-P(TM). MicroIslet-P(TM) will be an injectable suspension of microencapsulated porcine islet cells for the treatment of insulin dependent diabetes. MicroIslet-P(TM) is intended to be administered into the patient's abdominal cavity, where the transplanted islet cells will produce insulin in response to increases in blood glucose, much like the patient's original pancreatic islet cells did prior to being destroyed by disease.

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

LICENSE AND SPONSORED RESEARCH

We entered into a license agreement with Duke University in September 1998, which was amended in February 1999. Pursuant to the license agreement we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the license agreement we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2005, we have paid Duke approximately $450,000 for its research efforts.

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

As additional consideration for the license, we issued 344,586 shares of our common stock to Duke upon the execution of the agreement. We issued an additional 344,586 shares to Duke upon its issuance of the first patent involving the technology in October 2001. We are obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product.

The agreement imposes on us an obligation to indemnify Duke, its officers, employees and agents against claims arising from our or any sublicensee's development, manufacture, or sale of any products that are developed through the use of the patented technology licensed from Duke. The agreement also imposes on us an obligation to use best efforts to market for exploitation the licensed technology, to develop manufacturing capabilities internally or through third parties, and to continue active, diligent marketing efforts for products based on the licensed technology, including a vigorous sublicensing program to effect commercialization of such products in any field we do not exploit on our own. If we fail to meet these obligations, Duke may reduce the license to a non-exclusive one. Moreover, if we fail to meet our obligations under the agreement, including our payment obligations, and fail to remedy our breach within 30 days of notice of the breach from Duke, Duke may terminate the agreement. The license agreement expires when the last patent within the patent rights licensed to us by Duke has expired.

We also have an active collaboration with the University of Alberta, Edmonton (Canada). This facility is assisting us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement we paid the University approximately $53,754, $15,000, and $42,000 during the fiscal years ended December 31, 2005, 2004, and 2003, respectively, and have agreed to pay the University a maximum of $100,000 per year based on services provided as agreed upon from time to time.

We have also entered into two broad collaboration agreements in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute. Under the terms of the agreements, we and The Scripps Research Institute are conducting preclinical studies utilizing our proprietary technologies. We believe the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and may be included as part of the IND process required by the FDA for human clinical trials. The first agreement calls for us to fund The Scripps Research Institute in the amount of approximately $610,000 over a two year period ending in June 2007, and the second for approximately $450,000 over a three year period ending in August 2007. We paid to The Scripps Research Institute approximately $367,200, $434,000, and $215,000 during the fiscal years ended December 31, 2005, 2004, and 2003, respectively.

We have also entered into a collaboration agreement with the California National Primate Research Center at the University of California, Davis in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. We believe the completion of this work may be included as part of the IND process required by the FDA for human clinical trials. The agreement calls for us to fund the University in the amount of approximately $1.3 million over a three year period ending May 2007. We paid to the University of California, Davis, approximately $115,000 and $120,000 during the fiscal years ended December 31, 2005 and 2004, respectively.

INTELLECTUAL PROPERTY

Over the last year our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification, and encapsulation. We have filed and will continue to file applications with the U.S. Patent and Trademark Office to protect our intellectual property as deemed appropriate.

Patents, trademarks and trade secrets are central to the profitability of pharmaceutical products and our policy is to pursue intellectual property protection aggressively for all our products. The license from Duke University described above relates to two patents owned by Duke that are central to our business plan. Both patents relate to methods of culturing, cryopreserving, and encapsulating pancreatic islet cells. A summary of the patents is provided in the following table:

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

6,365,385                 Method of treating isolated pancreatic islet cells by:
   (granted 4/2/2002)            - Microencapsulated islet cells prepared
   (expires 3/22/2019)               according to claimed methods (above)
                                 - Microencapsulated islet cell product prepared
                                     according to claimed methods
                                 - Incubation of capsule containing a cell in
                                     a physiologically acceptable salt, where
                                     said salt is a sulfide salt, to increase
                                     capsule durability while retaining
                                     physiological responsiveness
                                 - Method of culturing with cocktail*
                                 - Semipermeable membrane to include
                                     poly-l-ornithine

6,783,964                        Product composition patent describing:
   (granted 8/31/2004)           - Microencapsulated islet cells
   (expires 3/22/2019)           - Microcapsule is comprised of a polysaccharide
                                     gum surrounded by a semipermeable membrane
                                 - Microcapsule is comprised of alginate in
                                     combination with polylysine, polyornithine and combinations thereof
                                 - Internal islet cell-containing core is
                                     comprised of alginate, gelled or not gelled
                                 - Microcapsule is 50um to 2mm in diameter
                                 - Microcapsule is incubated in physiologically
                                     acceptable salt to increase durability of the microcapsule
                                 - Physiological salt treatment of
                                     microencapsulated living islet cells
                                     results in not more than 10% increase by weight over one month at 37C and at least 150% basal insulin secretion in response to
                                     16.7 mM glucose challenge in physiological solution at pH 7.4 after one month

* Possible components of cocktail include: anti-oxidants, anti-cytokines, anti-endotoxin, and/or anti-biotics.

RESEARCH AND DEVELOPMENT STRATEGY

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory we have 21 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology, as well as any additional processes, procedures, or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton (Canada); The University of California, Davis; and The Scripps Research Institute (TSRI) to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with our sponsored research partners, and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We will also develop information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the capsule in vivo. We will also work on developing approaches for reduction and elimination of the use of systemic immunosuppression in islet cell transplant recipients. Through these activities we are planning to establish the feasibility of the concepts behind our product candidate in animals.

We expect to add additional employees and collaborators as resources permit.

We have received preliminary data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. Study groups of streptozotocin-induced diabetic NOD/SCID, as well as groups of immunocompetent mice, were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

An analysis of the preliminary data supports the following observations:

     o Porcine islet encapsulation technology we have developed preserves islet function and permits extended survival in an immunodeficient and immunocompetent rodent animal model of diabetes.

     o These transplants resulted in a prompt return to normoglycemia occurring in 100% of the animals within a week of transplantation and continuing for the duration of the study demonstrating that the islet isolation and processing produced viable and functional graft tissue.

     o Chemically induced diabetes can be reversed with as few as 500 islet equivalent units (IEQ) of encapsulated porcine islets in this model.

In August 2004 we received additional data from TSRI. An analysis of the additional data supports the following additional observations:

     o MicroIslet encapsulation technology preserves porcine islet function and extends survival in immunodeficient and immunocompetent diabetic animals.

     o Diabetes is reversed in 80-85% of small animals. Graft function has been observed up to 256 days post transplantation to date.

     o Transplantation of encapsulated islets does not sensitize the host to a second transplant. The graft survival in the second transplant is at least as long as the first transplant.

In September 2005 we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated porcine islets transplanted into the peritoneum of a diabetic rat model. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens. An analysis of the results of these preclinical animal studies appears to demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated porcine islets are transplanted into the peritoneal cavity. These results were accomplished through the use of a proprietary cocktail of islet survival factors pre- and post-transplantation, in combination with a proprietary encapsulation formulation, which together significantly improved the duration of islet function in the recipient animal. In addition to supporting the potential efficacy of our therapeutic approach, these results demonstrate that the rat model continues to be an important tool for optimizing and refining the islet survival formulation and transplantation procedures for our ongoing primate studies.

In February 2006 we received additional data showing that minimally-invasive transplantation of encapsulated porcine islets by intraperitoneal injection resulted in significant and prolonged (greater than 30 days) improvement of blood sugar with reduced insulin use in diabetic primates. These results were accomplished by the use of a proprietary encapsulation formulation designed to more effectively assure immunoisolation of the encapsulated islets with preservation of access to nutrients, oxygen, and transport of low molecular weight proteins.

Preliminary results of trials do not necessarily predict final results and acceptable results in early trials may not be repeated in later trials.

We believe that patients receiving the MicroIslet-P(TM) therapy may require periodic transplantations of additional islet cells annually. In order to demonstrate the feasibility and safety of such re-transplantation, we conducted re-transplantation experiments in small animals and found that the subsequent transplants were effective and well tolerated.

In light of these results the near term objectives of our research and development program are designed to prepare our current microencapsulated porcine islet technology for clinical studies. These objectives are outlined as follows:

     o Optimization of our proprietary microencapsulated porcine islet technology.

     o Performance of additional pre-clinical animal studies to establish safety and efficacy data in support of human clinical trials.

Once we are satisfied that we have adequately optimized our processes, and have received FDA approval to proceed with human clinical trials, we expect to undertake the following actions:

     o Conduct allotransplantation human clinical studies in cooperation with the University of Alberta, Edmonton using their human islets and our encapsulation process. These studies are intended to validate the microencapsulation technology's ability to provide effective immunoisolation in humans prior to clinical trials of MicroIslet-P(TM).

     o Conduct human clinical trials for MicroIslet-P(TM), using microencapsulated porcine islets.

Our total research and development expenses were approximately $5.6 and $2.9 million for 2005 and 2004, respectively.

PORCINE ISLET SUPPLY

Under the rules of the FDA, porcine islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. We currently receive our designated pathogen free pigs from the Mayo Foundation for Medical Education and Research (the "Mayo Foundation"), and we believe this is the only facility that can currently produce designated pathogen free pigs to the required specification.

In November 2005, we entered into a long-term supply agreement with the Mayo Foundation. Under the agreement the Mayo Foundation has agreed to supply us with substantially all of its production of non-transgenic, designated pathogen free pigs for our pre-clinical and human clinical xenotransplantation research for an initial term expiring in November 2008 and extendable (at our option) for up to an additional four years.

We have agreed to pay a monthly fee, subject to inflationary adjustments, to the Mayo Foundation over the term of the long-term supply agreement for the right to receive these pigs. We will also be required to pay the Mayo Foundation for its expenses of harvesting pancreases or islets, should we ask the Mayo Foundation to perform such harvesting for us. In addition we have agreed to grant to the Mayo Foundation a warrant to purchase 75,000 shares of our common stock upon the occurrence of each of the following events: (i) IND approval for a product using the pigs; (ii) approval to start a Phase II clinical trial using the pigs; (iii) approval to start a Phase III clinical trial using the pigs; and (iv) NDA/BLA approval for a product using the pigs. Each warrant will have an exercise price of $1.90 and will be exercisable for a term of ten years following the date of grant. In the event the Mayo Foundation determines to close its facility or cease production of pigs for xenotransplantation use during the term of the agreement, we will have the right to enter into a lease with the Mayo Foundation to operate such facility for the remaining term of the supply agreement, including extensions.

We believe the quantity of pigs that the Mayo Foundation has agreed to supply will be sufficient to meet our needs during the initial term of the long-term supply agreement. The Mayo Foundation has agreed that during the term of the long-term supply agreement it will not supply designated pathogen free pigs to any other company for research related to, or use with respect to, the treatment of diabetes. The long-term supply agreement supersedes in full the short-term supply agreement between us and the Mayo Foundation dated February 2005. This short-term supply agreement terminated upon the effective date of the long-term supply agreement.

If this facility were to cease providing designated pathogen free pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply designated pathogen free pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo facility or any other facility which supplies designated pathogen free pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver designated pathogen free pigs.

Were any of such events to occur before the commencement of clinical trials, such trials might have to be delayed. Were any of such events to occur during clinical trials, we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

MARKET OPPORTUNITY

Diabetes is the sixth leading cause of death in the United States, contributing to more than 193,000 deaths per year. An estimated 1.4 million Americans are insulin dependent diabetics. Currently, each diabetic patient costs the U.S. health care system more than $10,000 per year. We believe that the market will support a price significantly higher than $10,000 per year for a product that can effectively cure insulin dependent diabetes. We estimate the potential market size is $14 billion for the United States and an additional $18 billion for the top six industrialized foreign countries.

COMPETITION

The pharmaceutical and biotechnology industries are intensely competitive and technological progress can be rapid. Although, based upon the publicly available information, it appears that there are no other products currently available or in late stage clinical trials that can effectively cure insulin dependent diabetes, we anticipate that the development of products that can better treat and manage this disease will remain the focus of intense competition.

The strongest competition is anticipated to come from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. If successful these new products would offer a moderately improved quality of life for diabetics, but are not likely to eliminate the need for frequent blood glucose monitoring or to address the inevitable long-term complications resulting from exogenous insulin therapies.

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

     o Amcyte (formerly VivoRx) -- developer of encapsulated human islet cells; and

     o Geron Corporation - developer of cell-based therapeutics for several diseases based on differentiated cells derived from human embryonic stem cells, including pancreatic islet (beta) cells for diabetes.

Some of our competitors are larger than we are and may have greater financial resources, technical expertise, or marketing, distribution, or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to more effectively compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies that compete with our products or render them obsolete.

There has also been a significant amount of recent activity in academic institutions concerning the conceptual viability of islet cells as suitable candidates for replacement of islets in insulin deficient diabetes. In 2006, a team at the University of Minnesota published positive data on the use of porcine islets in conjunction with immunosuppression to reverse diabetes in non-human primates. This observation was followed by further work from a collaborative project between scientists at the University of Alberta, Canada, and scientists at Emory University School of Medicine, where data released in 2006 appeared to show that fetal porcine islets in conjunction with immunosuppression were able to effectively reverse the diabetic condition in non-human primates.

Also, the March, 2006 edition of Science published reports from Washington University, the Joslin Diabetes Center, and the University of Chicago confirming portions of the earlier studies of Dr. D. Faustman from Harvard Medical School on the restoration of function in residual islet beta cells (the components of islet cells which produce insulin) following interruption of the autoimmune response that destroys beta cells in special strains of genetically-diabetic mice. These results are thought by these investigators to provide evidence of the formation of new beta cells from splenic lymphocytes or new insulin-producing cells from residual beta cell precursors in these insulin-deficient mice. It remains unclear whether these studies have practical application as an approach for human diabetes, but a Phase I clinical trial has been developed by the Juvenile Diabetes Research Foundation to test the feasibility of this premise.

We note that our proprietary encapsulation approach is designed to avoid or minimize the need for chronic immunosuppression, whereas the above findings have relied substantially on immunosuppression or manipulation of the immune system. Nevertheless, we could face increased competition from current or future licensees of technology developed from the above studies.

SALES AND MARKETING

We currently have no sales and marketing employees and no immediate plans to hire any. We will make decisions about sales and marketing at a later date when our product is further along in the development stage.

MANUFACTURING

We do not currently have manufacturing capabilities but we are exploring opportunities to produce ultrapure alginate. Exploitation of these opportunities will depend on the availability of further capital, qualified personnel and sufficient production resources. We do not currently have plans to manufacture MicroIslet-P(TM) or any other products in the near future. We will make decisions about manufacturing MicroIslet-P(TM) at a later date, when our product is further along in the development stage.

GOVERNMENT REGULATION

OVERVIEW. The development and commercialization of our products will be subject to extensive regulation in the United States by a number of regulatory authorities, including the United States Food and Drug Administration, and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of our products. We will require FDA approval of our products, including a review of the manufacturing processes and facilities used to produce our products, before we may market the products in the United States. We believe that MicroIslet-P(TM) will be classified as a biological product by the FDA. Biological products are subject to dual regulation. Their approval for marketing, among other things, is regulated under the Public Health Service Act through a biologics license application, or BLA. However, biological products are also drugs and must meet drug standards under the Federal Food, Drug and Cosmetic Act, including good manufacturing practices regulations and regulations governing clinical trials. Combination products are regulated on the basis of product's primary mode of action and can require approval and/or review by more than one regulatory center of FDA.

Xenotransplantation products are generally regulated as biologics, however, they also can be part of a combination product. The Public Health Service and the FDA have published a number of draft and final guidances on xenotransplantation products. We cannot predict the content of future policy or regulations relating to xenotransplantation products or the effect any future policy or regulation may have on our ability to research, develop, manufacture, and market xenotransplantation products.

CLINICAL TRIAL PROCESS. Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product in a given disease. Before human clinical trials may begin for new drugs and biologics, an investigational new drug application containing, among other things, the preclinical data, chemistry, manufacturing and control information, and an investigative plan, must be submitted to the FDA. Clinical trials of medical devices generally require the same sort of submission in the form of an application for an investigational device exemption. In addition, products regulated by the FDA as medical devices require approval and oversight by an Institutional Review Board (IRB) and adherence to requirements for proper informed consent from study subjects are required, unless a device sponsor is exempted from these requirements. Once a trial begins, changes to the investigational product or study protocol may require prior approval before they can be implemented. There can be no assurance that submission of an investigational new drug application or an investigational device exemption will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it at any phase if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Finally, pursuant to the FDA's Bioresearch Monitoring
(BIMO) program, the FDA conducts on-site inspections and data audits of the conduct and reporting of all FDA-regulated research. The FDA's BIMO compliance programs address inspections of non-clinical testing labs, clinical investigators, clinical trial sponsors/monitors and IRBs.

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

If the FDA approves a BLA, we will need to continue to be compliant with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as with any special requirements imposed as a part of the biologics license application approval. With certain exceptions, changes to the labeling of approved biological products require approved supplemental applications. In addition, a supplemental application is required to be submitted to FDA for any change in the product, production process, quality controls, equipment, facilities, or responsible personnel that has a substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as may relate to the safety or effectiveness of the product. These supplemental applications may require the submission of clinical or comparability data and require FDA approval before the product may be marketed as modified. The approval process is lengthy, expensive, and uncertain.

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

The PMA process is expensive and uncertain. A PMA must be supported by valid scientific evidence which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and effectiveness of the device. Product and manufacturing and controls specifications and information must also be provided. As with BLAs, the FDA may refuse to accept a PMA for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years and approval may be conditioned on, among other things, the conduct of postmarket clinical studies. Any subsequent change to an approved PMA that affects the safety or effectiveness of the device will require approval of a supplemental PMA. We cannot be sure that approval of a PMA or PMA supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our ability to commercialize our products.

Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition Medical Device Reports must be submitted to the FDA to report an event or information that reasonably suggests that a device may have caused or contributed to a death or serious injury; or has malfunctioned and that the device or a similar device marketed by the same manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Similar to adverse event reports applicable to drugs, medical device reports can result in agency action such as inspections, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions.

LABELING AND ADVERTISING. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our biologics and medical devices will be limited to those specified in an FDA approval and claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, premarket approval withdrawal, seizure of products, fines, injunctions, and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

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

EMPLOYEES

As of March 1, 2006, we had 25 full time employees. Twenty-one of our employees are engaged in research and development. We also maintain a Scientific Advisory Board of seven outside consultants, all with doctoral degrees. These consultants are as follows:

MEMBER                                            AFFILIATIONS
------                                            ------------
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

James Shapiro, M.D., Ph.D.                        Director of the Clinical Islet Transplant Program at the
                                                  University of Alberta in Edmonton, Canada.

Jonathan R. T. Lakey, Ph.D.                       Director of the Clinical Islet Laboratory and Assistant Professor
                                                  of Surgery at the University of Alberta in Edmonton, Canada.

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

Nora Sarvetnick, Ph.D.                            Professor in the Department of Immunology at The Scripps Research
                                                  Institute.

Athanassios Sambanis, Ph.D.                       Professor at the School of Chemical Engineering at the Georgia
                                                  Institute of Technology, a Fellow of the American Institute for
                                                  Medical and Biological Engineering and a Member of the American
                                                  Institute of Chemical Engineers and of the Tissue Engineering
                                                  Society International.

Bassam Damaj, Ph.D. President and Chief
                                                  Executive Officer of Bio-Quant, Inc., a company that seeks to translate scientific discoveries into safer, more effective treatments for people with immune and other life threatening diseases.

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

MicroIslet of Delaware was founded by John F. Steel IV, who at the time of the merger owned 49% of the outstanding shares of MicroIslet of Delaware and was its Chairman and CEO. DiaSense, Inc. and Richard Schoninger were also principal stockholders of MicroIslet of Delaware, owning 18% and 11%, respectively, of the outstanding shares at that time. The other executive officer of MicroIslet of Delaware prior to the merger was Dr. Hartoun Hartounian, who served as its Chief Operating Officer. Mr. Steel, Dr. Hartounian, Robert Anderson and James Gavin made up the Board of Directors. MicroIslet of Delaware was incorporated in Delaware in August 1998. From the time of its formation, the company has been engaged in the research, development and commercialization of technologies in the field of cell transplantation therapy for insulin-dependent diabetes. MicroIslet of Delaware has licensed patented technologies from Duke University Medical Center for the isolation, culture, storage and microencapsulation of insulin-producing islet cells. Transplantation of cells using these proprietary methods may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment towards a cure for diabetes worldwide.

In October 2001, MicroIslet of Delaware entered into an Investment Banking Agreement with ASA Investment Company, a registered broker-dealer. MicroIslet of Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would each have equity interests. Thomas and Mark Russell are brothers. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained any ownership interest or other interest in ASA.

Under the Investment Banking Agreement ASA was retained to raise equity financing of up to $10 million in two stages. The first stage required ASA to raise $1 million by November 2, 2001, after which ASA would have an exclusive right to conduct a further private placement for between $3 million and $9 million on or before February 28, 2002. As a condition to closing the second stage of the private placement, MicroIslet of Delaware was required to enter into a business combination with us. MicroIslet of Delaware also agreed to give ASA a right of first refusal until April 2003 to match the terms of any offer for financing. ASA also had the right to receive a 10% finder's fee for any completed financing from persons introduced to MicroIslet of Delaware by ASA, and the first $200,000 of any completed financing in excess of $6 million. In November 2001, MicroIslet of Delaware sold 166,668 shares of its common stock at a price of $6.00 per share in a private placement, which raised gross proceeds of $1 million. ASA received a commission of $100,000 in connection with this sale. Pursuant to this investment the investors were granted the right to receive additional shares of common stock if MicroIslet of Delaware sells any securities for less than $6.00 per share. In the event of such a sale these investors would have been entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

On April 24, 2002, MicroIslet of Delaware sold 504,620 shares of its common stock in the second stage of its private placement, raising approximately $3 million in gross proceeds. We simultaneously completed our business combination with MicroIslet of Delaware. MicroIslet of Delaware's stockholders were issued a total of 19,215,538 shares of our authorized but unissued common stock, representing approximately 85% of our post-merger outstanding shares. In the merger MicroIslet of Delaware common shares were exchanged on a one-for-one basis for our common shares, and MicroIslet of Delaware's Series A Preferred shares were exchanged on a 15.6275-for-one basis for our common shares. Soon after the merger we changed our name from ALD Services, Inc. to MicroIslet, Inc. ASA received a commission of $302,800 in connection with the second private placement closing and earned an investment banking fee of $200,000 plus 33,334 of our common shares in connection with our acquisition of MicroIslet of Delaware.

After the merger we sold an additional 34,667 shares of our common stock at a price of $6.00 per share in private placements which raised net proceeds of approximately $187,000. These shares were issued and sold on substantially similar terms and conditions as MicroIslet of Delaware's April 2002 private placement described above and were recorded in May and August 2002 upon receipt of confirming documentation. ASA earned a commission of $20,800 in connection with these subsequent sales.

In August 2003, we agreed to pay ASA an 11% finder's fee for any completed financing from persons introduced to us by ASA. Pursuant to this agreement we paid ASA a finder's fee of $55,000 in connection with our August 2003 financing. See "Management's Discussion and Analysis - Liquidity and Capital Resources." We are not obligated to use the services of ASA in connection with any future financings.

REPORTING AVAILABILITY

We make our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.microislet.com, or at www.sec.gov as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We own no real property. We lease approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $17,000 per month. The lease has scheduled rent increases each year and expires on February 28, 2008. This facility is adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and our Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleged breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleged that we made false statements concerning our relationship with Duke University. The complaint sought damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorney's fees and costs. In connection with the racketeering cause of action the complaint sought damages of three times the amount of plaintiff's injury, but did not allege the amount that plaintiff was injured. In March 2005, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California and was subsequently transferred to the United States District Court for the Southern District of California.

In November 2005, we entered into an agreement with Mr. Gallego to settle this matter. The terms of the settlement were placed on the court record before United States Magistrate Judge William McCurine, Jr. of the United States District Court, Southern District of California. Any disputes that may arise in connection with the final settlement documents or enforcement of the settlement will be resolved by Judge McCurine. Any orders issued by Judge McCurine in this regard will be final and binding on the parties.

In the settlement we agreed to pay $50,000 cash and to issue 170,000 shares of our common stock to Mr. Gallego. We recognized expense of $229,300 (net of insurance proceeds) and reported this as part of General and Administrative expenses in the fourth quarter of 2005. In addition we agreed to file with the Securities and Exchange Commission a registration statement for the resale of these shares and an additional 150,000 shares owned by Mr. Gallego. If the registration statement is not filed within thirty days of the execution of a written settlement agreement, Mr. Gallego will be entitled to liquidated damages equal to an additional 4,000 shares for the first month following this thirty day period, and 8,000 shares per month for each month thereafter, prorated on a daily basis. These liquidated damages began accruing in February 2006. The registration statement is expected to be filed promptly after filing of this report. Mr. Gallego has agreed to deposit his shares into a brokerage account with a broker selected by us, and to limit his sales of these shares in the public market to no more than 25,000 shares per week, unless the broker indicates that more than 25,000 may be sold without materially affecting the overall price of our stock, in which case Mr. Gallego may sell up to 50,000 shares in any one week.

A written settlement agreement setting forth the foregoing terms was executed in January 2006.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2005, we held our Annual Meeting of Stockholders in San Diego, California. At the meeting the stockholders elected management's slate of directors and approved two additional proposals with the following vote distribution:

ITEM                                         FOR         AGAINST       ABSTAIN
---------------------------------------  ------------- ------------- -----------

ELECTION OF BOARD MEMBERS
   John F. Steel IV                        30,126,778      151,415          --
   Myron A. Wick III                       30,126,778      151,415          --
   Hartoun Hartounian, Ph.D.               30,126,778      151,415          --
   Robert W. Anderson, M.D.                30,126,778      151,415          --
   Steven T. Frankel                       30,126,778      151,415          --
   James R. Gavin III, M.D., Ph.D.         30,126,778      151,415          --
   John J. Hagenbuch                       30,131,778      146,415          --
   Bradley A. Geier                        30,268,708       74,465          --

OTHER MATTERS
                                                                                                                BROKER
                                                              FOR            AGAINST          ABSTAIN         NON-VOTES
                                                        ---------------- ---------------- ----------------  ---------------
Ratified the selection of Deloitte & Touche LLP as           30,114,400           42,576           85,192               --
   our independent registered public accounting firm
   for our fiscal year ending December 31, 2005.

Approved the MicroIslet, Inc. 2005 Equity Incentive
   Plan.                                                     19,623,171          144,951           91,825       10,485,226


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                               MARKET INFORMATION

Our common stock has been traded on the American Stock Exchange under the trading symbol "MII" since June 1, 2004. Since January 19, 2006, our trading symbol has included the extension ".BC" for reasons discussed under "Management's Discussion and Analysis - Recent Developments." Before trading on the American Stock Exchange, our common stock had been traded on the OTC Bulletin Board under the trading symbol "MIIS" from May 9, 2002 to May 31, 2004. The following table sets forth, for our common stock for the periods indicated, the high and low sale prices as reported by the American Stock Exchange for the period from June 1, 2004 to December 31, 2005 and the high and low bid prices as quoted on the OTC Bulletin Board from January 1, 2004 to June 1, 2004. The over-the-counter market quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.

                                                      BID QUOTATION/SALE PRICE
                                                      ------------------------
                                                         HIGH           LOW
                                                         ----           ---
2004
           First Quarter                                 $3.43          $0.60
           Second Quarter                                 3.59           1.55
           Third Quarter                                  1.60           1.00
           Fourth Quarter                                 1.38           1.01

2005
           First Quarter                                  1.94           1.04
           Second Quarter                                 1.54           1.10
           Third Quarter                                  2.80           1.18
           Fourth Quarter                                 2.25           1.50


On March 1, 2006, there were approximately 112 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

MicroIslet does not pay dividends.

MicroIslet repurchased none of its equity securities during the fourth quarter of the fiscal year ended December 31, 2005.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "BUSINESS RISKS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At December 31, 2005, we had an accumulated deficit of approximately $30.1 million. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain. Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In December 2005, we completed the sale of common stock for net cash proceeds of $3 million. We have incurred substantial operating losses and negative operating cash flows through December 31, 2005, and as of that date the our cash position was $4.5 million. We have projected that cash on hand will be sufficient to allow the Company to continue its operations only through the first half of 2006. These matters raise substantial doubt about our ability to continue as a going concern.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Our plans include raising additional debt and/or equity financing to sustain our operations. In addition, we will continue to seek funding in the form of grants for our scientific research.

RECENT DEVELOPMENTS

In January 2006, Hartoun Hartounian, Ph.D., gave notice of his intent to resign from his positions as President, Chief Operating Officer and a director of the company, effective February 17, 2006. James R. Gavin III, M.D., Ph.D., a member of our board of directors, was appointed as our Interim President and Chief Executive Officer in January 2006. Dr. Gavin previously served as an independent director on the board of directors, member of the compensation committee, the nominating and governance committee, the executive committee and the audit committee. As a result of his appointment Dr. Gavin no longer qualifies as an independent director under applicable American Stock Exchange listing standards. In accordance with our committee charters and applicable American Stock Exchange listing standards, Dr. Gavin resigned from our compensation committee, nominating and governance committee and audit committee. Dr. Gavin continues to serve on our executive committee.

In March 2006 we entered into an employment agreement with Dr. Gavin which contains the following terms:

     o   Dr. Gavin will earn a base salary of $600,000 per year.

     o The agreement has an initial term of one year commencing January 20, 2006, and will be renewed automatically for additional one year periods unless either party provides notice at least 90 days prior to the expiration of the then-current term of its intent not to renew.

     o During the term of the agreement we have agreed to recommend to the nominating and governance committee, and to the board, that Dr. Gavin be included on management's slate of directors at each meeting of our stockholders at which directors are elected and that he continue to serve as a member of the executive committee of the board.

     o Dr. Gavin will be an at-will employee and either we or Dr. Gavin may terminate employment at any time. However, if Dr. Gavin's employment is terminated by us without cause (as that term is defined in the employment agreement), Dr. Gavin will be entitled, subject to his execution of a general release of claims, to a severance payment equal to the amount of base salary that would have been paid for the remainder of the then-current term, subject to a minimum severance payment equal to three months' base salary.

     o Dr. Gavin will be reimbursed for reasonable expenses incurred under the agreement including travel between San Diego and Dr. Gavin's primary residence in Atlanta, housing expenses in San Diego of up to $1,700 per month, and automobile expenses in San Diego of up to $1,000 per month.

     o Dr. Gavin will be entitled to all benefits, including vacation, health and disability benefits, for which he is eligible under the terms and conditions of our standard benefit plans provided generally to senior level executives, as such may be in effect from time to time.

Dr. Gavin also received on his start date, January 20, 2006, an option to purchase 1,750,000 shares of our common stock under our 2005 Equity Incentive Plan at an exercise price per share of $2.20, which was the closing price of our common stock on the start date as reported on the American Stock Exchange. The option has a ten year life subject to continuing service to our company. The option vested as to 25% of the shares immediately when granted and will vest an additional 25% on each of the first, second, and third anniversaries of the date of grant, subject to Dr. Gavin's continuing to serve as our principal executive officer. Vesting of the option will accelerate upon a change of control.

In January 2006, John F. Steel IV was appointed as our Director of Corporate Development, a non-executive position, and resigned as our Chairman and Chief Executive Officer. Mr. Steel remains a member of the board of directors.

In January 2006, Kevin A. Hainley was appointed as our Interim Chief Financial Officer. In connection with this appointment, we entered into a Professional Services Agreement with Resources Global Professionals, of which Mr. Hainley was an associate. Under this agreement, Resources Global Professionals was an independent contractor, with Mr. Hainley designated as the associate assigned to us. Resources Global Professionals was compensated for Mr. Hainley's time at the rate of $155 per hour, and $232.50 per hour for each hour over eight in one day or forty in one week. This agreement was terminated in March 2006 at which time we entered into a Professional Services Agreement directly with Mr. Hainley in March 2006 pursuant to which he serves as a consultant to us. We paid Resources Global Professionals a $12,000 fee in consideration of the direct placement of Mr. Hainley. Our current agreement with Mr. Hainley is for a period of approximately two to three months, or as needed, and either party may terminate this agreement earlier on 30 days prior written notice to the other party. Mr. Hainley will be compensated for his time at the rate of $135 per hour.

In January 2006, John J. Hagenbuch, a member of our board of directors, was appointed as our non-executive Chairman of the Board.

In January 2006, Bradley A. Geier, an independent member of our board of directors, was appointed to serve on the audit committee.

In March 2006, we appointed Bertram E. Walls, M.D. to our board of directors. Our board has determined that Dr. Walls is an independent director. Our board now consists of eight directors, four of which are independent.

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

Stock-based Compensation
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through December 31, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation.

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

RESULTS OF OPERATIONS

Grant revenue for fiscal year 2005 was $152,971, consisting entirely of research grants. We recognized no grant revenue for the year ended December 31, 2004. The increase reflects funding available to us under the Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH).

Total operating expenses were $8,791,662 in 2005 and $6,624,605 in 2004. The increase in expenses was principally the result of increased sponsored research funding with TSRI, UC Davis, and University of Alberta, Edmonton and our agreement with the Mayo Foundation, as well as personnel expenses due to the increase in the number of employees. Research and development expenses increased to $5,637,478 in 2005 from $2,913,213 in 2004, reflecting increased headcount and spending for our sponsored research and materials relating to testing of our technology in animals. General and administrative expenses decreased to $3,154,184 in 2005 from $3,711,392 in 2004. The decrease was primarily related to lower investor relations expense due to fewer warrants and options issued to consultants. We expect operating costs to increase significantly in 2006 as discussed in our plan of operation below.

Interest income was $149,244 in 2005 and $110,666 in 2004. The increase in interest income was due primarily to the higher levels of cash and cash equivalents throughout the year compared to the previous year.

Our net loss was $8,505,966 or $0.21 per common share in 2005, and $6,518,460 or $0.17 per common share in 2004. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes nor have we recognized any tax benefits since inception. At December 31, 2005, our federal tax net operating loss and federal tax credit carryforwards were $22,723,000 and $654,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We and MicroIslet of Delaware financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2005, have netted approximately $23.2 million, and to a lesser extent, through short term debt, grant funding, and interest earned on cash and cash equivalents. In 2003 we experienced significant strains on our cash reserves, and during that time, we curtailed non-essential operations and extended payment terms with our trade creditors.

Our combined cash and cash equivalents totaled $4.5 million at December 31, 2005, a decrease of $4.3 million from December 31, 2004. The primary source of cash and cash equivalents for the year ended December 31, 2005 was the sale of common stock and warrants in our March 2004 private placement and, to a lesser extent, the exercise of stock warrants. The use of cash and cash equivalents during the year ended December 31, 2005, totaled $7.7 million to finance our operations and working capital requirements.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing our product candidates. We have incurred substantial operating losses and negative operating cash flows through December 31, 2005, and as of that date our cash position was $4.5 million. We have projected that cash on hand will be sufficient to allow us to continue our operations only through the first half of 2006. These matters raise substantial doubt about our ability to continue as a going concern. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals and market acceptance for our products. See "Business Risks" below.

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

We terminated this agreement with Fusion Capital in December 2005. During the years ended December 31, 2005 and 2004, we sold 37,066 and 415,094 shares of common stock to Fusion Capital pursuant to the common stock purchase agreement, for gross proceeds of $40,000 and $500,000, respectively.

Other Financings
----------------

In October 2005, we were awarded a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health
(NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

In December 2005, we sold to certain accredited investors 2,284,999 shares of common stock at a purchase price of $1.50 per share. In connection with the financing we also issued to the investors five-year warrants to purchase 1,142,500 shares at $1.65 per share. We paid placement fees to two placement agents equal to 8% of the gross proceeds, or $274,200, and issued warrants to the placement agents to purchase an aggregate of 91,400 common shares. The placement agent warrants have exercise prices of $1.65 and $1.88 per share and expire on December 29, 2010. See Note 8 to our consolidated financial statements.

From January 1 to March 1, 2006, holders of outstanding stock options and warrants have exercised such securities for an aggregate of 1,336,840 shares of common stock, and paid gross proceeds to us of $1,246,900.

We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only through the first half of 2006.

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

PLAN OF OPERATION

We have budgeted our total costs for our operations for the next twelve months at $9.7 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $10 to $16 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months and the amount required to complete initial pre-clinical studies will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $9.7 million we have budgeted for the next twelve months is divided into the following categories:

CATEGORY                                                      ESTIMATED COST
--------                                                      --------------
Personnel....................................................    $3,200,000
Sponsored research...........................................       800,000
Outside consultants and services.............................     2,300,000
Supplies and materials.......................................     1,600,000
Travel & entertainment.......................................       200,000
Facilities...................................................       400,000
General & administrative.....................................     1,200,000
                                                                -----------
Total........................................................    $9,700,000
                                                                ===========

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have 21 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology licensed from Duke University as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                                                 ESTIMATED TIME OF               ESTIMATED COST OF
MILESTONE                                                       MILESTONE COMPLETION          ACHIEVING EACH MILESTONE
                                                                --------------------          ------------------------
Ongoing  optimization  of viability  and  functionality  of      First Half of 2006               $2 to $3 million
  encapsulated islets in vitro and in small animals

Testing viability and functionality of encapsulated  islets     Second Half of 2006               $3 to $4 million
  in vitro and in non-human primates

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

An analysis of the preliminary data supports the following observations:

     o Porcine islets encapsulation technology we have developed preserves islet function and permits extended survival in an immunodeficient and an immunocompetent animal model of diabetes.

     o These transplants resulted in a prompt return to normoglycemia occurring in 100% of the animals within a week of transplantation and continuing for the duration of the study demonstrating that the islet isolation and processing produced viable and functional graft tissue.

     o Chemically induced diabetes can be reversed with as few as 500 IEQ (islet equivalent units) of encapsulated porcine islets in this immunodeficient model.

In August 2004 we received additional data from the Scripps Research Institute.

An analysis of the additional data supports the following additional observations:

     o MicroIslet encapsulation technology preserves porcine islet function and extends survival in immunodeficient and immunocompetent diabetic animals.

     o Diabetes is reversed in 80-85% of small animals. Graft function has been observed up to 256 days post transplantation to date.

     o Transplantation of encapsulated islets does not sensitize the host to a second transplant. The graft survival in the second transplant is at least as long as the first transplant of porcine islets.

In September 2005 we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated porcine islets transplanted into the peritoneum of a diabetic rat model. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens, both developed by our product development team. An analysis of the results of these preclinical animal studies appears to demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated porcine islets are transplanted into the peritoneal cavity. These results were accomplished through the use of a proprietary cocktail of islet survival factors pre- and post-transplantation, in combination with a proprietary encapsulation formulation, which together significantly improved the duration of islet function in the recipient animal. In addition to supporting the potential efficacy of our therapeutic approach, these results demonstrate that the rat model continues to be an important tool for optimizing and refining the islet survival formulation and transplantation procedures for our ongoing primate studies.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

We believe that patients receiving the MicroIslet-P(TM) therapy may require periodic transplantations of additional islet cells annually. In order to demonstrate the feasibility and safety of such re-transplantation, we conducted re-transplantation experiments in small animals and found that the subsequent transplants were effective and well tolerated.

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

                                                                              ESTIMATED TIME OF    ESTIMATED COST OF ACHIEVING
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

INITIATE  ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve    2nd Half of 2006          $2-4 Million
the transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's effectiveness of immunoisolation in humans prior to clinical trials.

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

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR            2011 or later               Unknown
APPROVAL. Once the clinical investigations are complete we intend to submit an application to the FDA including all of our clinical and preclinical data.

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

We continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies or companies. If we in-license or acquire products, technologies or companies, we expect that our operating expenses would increase as a result. We also expect that our research and development expenses will increase over the current level, and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.

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

We have experienced significant operating losses in each period since our inception. As of December 31, 2005, we have incurred total accumulated losses of $30.1 million and our cash and cash equivalents was $4.5 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements through the first half of 2006. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to a number of risks and uncertainties, many of which are outside of our control. In the event funding is not obtained we may be required to curtail operations. These factors raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included in its report on our 2005 audited financial statements an explanatory paragraph regarding our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS AND YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT IN THE COMPANY.

Our current plans indicate we will need substantial additional capital for research and development, including costs associated with developing our technology and conducting pre-clinical testing and clinical trials of our product candidates, before we have any anticipated revenue generating products.

When we require additional funds general market conditions or the then-current market price of our common stock may not support capital raising transactions such as an additional public or private offerings of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets, or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock the ownership interest of our stockholders will be diluted.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

A trust affiliated with Mr. John J. Hagenbuch, a significant stockholder and a director of our company made short-term loans to us for a total of $500,000 on April 11, 2003 and May 12, 2003 to meet working capital needs. In October 2003, the notes evidencing these loans were cancelled in exchange for shares of our common stock and warrants to purchase common stock. At the same time Mr. Hagenbuch's trust purchased additional shares of our common stock for $150,000 cash. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor any of our officers, directors, or other stockholders are under any obligation to continue to provide cash to meet our future liquidity needs.

OUR EXECUTIVE MANAGEMENT TEAM HAS UNDERGONE SIGNIFICANT CHANGES. OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE AND INTEGRATION OF OUR NEW MANAGEMENT TEAM AND THE COOPERATION, RETENTION AND PERFORMANCE OF OUR KEY EMPLOYEES, CONSULTANTS, AND ADVISORS.

In January 2006, William G. Kachioff, our former Vice President, Finance and Chief Financial Officer resigned from our company. Also in January 2006, Hartoun Hartounian, Ph.D., our former President and Chief Operating Officer and a director, gave notice of his intent to resign from these positions, effective February 17, 2006. In January 2006, James R. Gavin III, M.D., Ph.D., a member of our board of directors since 2002, was appointed as our Interim President and Chief Executive Officer, Kevin A. Hainley was appointed as our Interim Chief Financial Officer and John F. Steel IV was appointed our Director of Corporate Development, a non-executive position, and resigned as our Chairman and Chief Executive Officer. Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether these changes will be successful.

In addition our success is substantially dependent on the cooperation, retention and performance of our key scientific and technical personnel and advisers. The loss of the services of any of our scientific or technical staff or advisory board may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROL REPORTING REQUIREMENTS AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the American Stock Exchange. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and independent registered public accounting firm reports on internal control over financial reporting as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to fully comply or have the capital needed for the costs of compliance, with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.

Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

Our technologies are still in the early stages of development and we do not have any product candidate in clinical trials or on the market. We are currently working to develop our first product candidate, MicroIslet-P(TM).

Any product candidate will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to develop any products, to obtain regulatory approvals for product candidates we develop, to enter clinical trials for any of our product candidates, or to commercialize any products, on a timely basis or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of this product or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

Even if we develop our product candidates for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that:

     o are accepted by, and marketed successfully to, the diabetes marketplace;

     o are safe and effective, without undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness;

     o   are protected from competition by others;

     o   do not infringe the intellectual property rights of others;

     o are developed prior to the successful marketing of similar products by competitors; or

     o   can be manufactured in sufficient quantities or at a reasonable cost.

OUR RESEARCH AND DEVELOPMENT PROGRAMS RELY ON TECHNOLOGY LICENSED FROM THIRD PARTIES AND TERMINATION OF ANY OF THOSE LICENSES WOULD RESULT IN LOSS OF RIGHTS TO DEVELOP AND MARKET OUR PRODUCTS, WHICH WOULD SIGNIFICANTLY IMPAIR OUR BUSINESS.

We have exclusive worldwide rights to our technology for the isolation, culture, storage and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources, through a license agreement with Duke University. Our license generally may be terminated by Duke University if we fail to perform our obligations, including obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated we would lose the right to develop the licensed products, which would significantly harm our business. The license agreement contemplates that once the research and development program is completed, we and Duke University will agree upon milestones toward commercialization of the licensed products. We will be required to meet those agreed milestones, and if we fail to do so in a material way, our license rights may become non-exclusive. If disputes arise in the negotiation of those milestones, or once agreed upon, over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by Duke University, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

WE WILL REQUIRE A SUPPLY OF DESIGNATED PATHOGEN FREE PIGS IN ORDER TO COMMENCE AND CONTINUE HUMAN CLINICAL TRIALS ON OUR MICROISLET P (TM) PRODUCT CANDIDATE. IF WE CANNOT SECURE A SUFFICIENT ONGOING SUPPLY OF THESE PIGS FROM THE SINGLE FACILITY WHICH IS CURRENTLY ABLE TO PRODUCE THEM, WE MAY BE REQUIRED TO BUILD OUR OWN FACILITY, WHICH WOULD SUBSTANTIALLY INCREASE OUR COSTS AND LIKELY SUBSTANTIALLY DELAY OUR ABILITY TO COMMENCE CLINICAL TRIALS.

Under the rules of the Food and Drug Administration islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. Establishing such a herd requires a clean room facility, a significant amount of time, and veterinary expertise. We currently receive designated pathogen free pigs for our preclinical research from the Mayo Foundation for Medical Education and Research. We have not identified other suppliers in North America that can currently produce designated pathogen free pigs to the required specification, although others may exist. If the Mayo Foundation were to cease providing designated pathogen free pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply designated pathogen free pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo Foundation or any other facility which supplies designated pathogen free pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver designated pathogen free pigs. Were any of such events to occur before the commencement of clinical trials such trials might have to be delayed. Were any of such events to occur during clinical trials we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES AND IF WE CANNOT DO SO, OUR ABILITY TO DEVELOP PRODUCTS AND REVENUE WILL SUFFER.

We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed we will have to maintain our existing relationships and establish additional collaborations. We may not be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

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

     o disputes may arise delaying or terminating the research, development or commercialization of our products or result in significant litigation or arbitration; and

     o collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

In addition there have been a significant number of recent business combinations among large pharmaceutical companies which have resulted in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate, or cause delays in one or more of our product development programs.

DELAYS IN THE COMMENCEMENT OR COMPLETION OF CLINICAL TESTING COULD RESULT IN INCREASED COSTS TO US AND DELAY OUR ABILITY TO GENERATE SIGNIFICANT REVENUES.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

     o   obtaining regulatory approval to commence a clinical trial;

     o reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

     o   manufacturing sufficient quantities of a product candidate;

     o obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

     o identifying, recruiting and enrolling patients to participate in a clinical trial.

In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:

     o failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

     o inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

     o   unforeseen safety issues; or

     o   lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of any product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize MicroIslet-P(TM) or any other product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.

MICROISLET-P(TM) AND ANY OTHER PRODUCT CANDIDATES WE ADVANCE INTO CLINICAL TRIALS ARE SUBJECT TO EXTENSIVE REGULATION, WHICH CAN BE COSTLY AND TIME CONSUMING, CAUSE UNANTICIPATED DELAYS OR PREVENT THE RECEIPT OF THE REQUIRED APPROVALS TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of MicroIslet-P(TM) or any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a Biologics License Application, or BLA, and/or a New Drug Application, or NDA, from the FDA. The process of obtaining BLA and/or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed a BLA or an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or any of the applicable foreign regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

     o   a product candidate may not be safe and effective;

     o regulatory agencies may not find the data from preclinical testing and clinical trials to be sufficient;

     o regulatory agencies may not approve of our, or our third party manufacturers', manufacturing processes or facilities; or

     o regulatory agencies may change their approval policies or adopt new regulations.

Also, recent events implicating questions about the safety of marketed drugs, including those pertaining to the lack of adequate labeling, may result in increased caution by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

MICROISLET-P(TM) OR ANY OTHER PRODUCT CANDIDATE WE ADVANCE INTO CLINICAL TRIALS MAY CAUSE UNDESIRABLE SIDE EFFECTS THAT COULD DELAY OR PREVENT ITS REGULATORY APPROVAL OR COMMERCIALIZATION.

Undesirable side effects caused by MicroIslet-P(TM) or any other product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing MicroIslet-P(TM) or any other product candidate we advance into clinical trials. Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

WHILE WE MAY SEEK TO TAKE ADVANTAGE OF VARIOUS REGULATORY MECHANISMS INTENDED TO ACCELERATE DEVELOPMENT AND APPROVAL FOR MICROISLET-P(TM) FOR THE TREATMENT OF INSULIN DEPENDENT DIABETES, WE MAY NOT BE ABLE TO SUBMIT A BLA OR NDA FOR MICROISLET-P(TM) UNTIL 2011, AT THE EARLIEST.

If the results of our ongoing trials were positive, we may in the future file an NDA on the basis of a single study and seek FDA review under its accelerated approval regulations. Accelerated approval provides the opportunity for regulatory approval based on additional endpoints. However, there is no guarantee that we will successfully complete clinical trials. Even if clinical trials were successfully completed, there are no assurances that the FDA will accept an NDA on the basis of a single study or review the NDA under the accelerated approval regulations. Failure to obtain review on the basis of a single study or accelerated approval could require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval for several years. Even if we are able to obtain accelerated approval from the FDA, the FDA still may not grant our product full approval for commercial sale. The FDA would likely require that we conduct additional post-approval clinical studies as a condition of any approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. In addition to the benefits of accelerated approval, fast track designation may lead to a shorter FDA review period, which can be as short as six months, and the ability to submit portions of an NDA as they become available for required FDA review. Any fast track designation we may obtain may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data from our clinical development program or if a competitor's product is approved for the indication we are seeking. Any fast track designation we may obtain will not guarantee that we will qualify for or be able to take advantage of the priority review procedures following the submission of an NDA. Additionally, if fast track designation were to be withdrawn for any product for which we obtain such designation, our ability to receive FDA approval could be delayed considerably.

IF WE RECEIVE REGULATORY APPROVAL WE WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATIONS AND CONTINUED REGULATORY REVIEW, SUCH AS CONTINUED SAFETY REPORTING REQUIREMENTS AND WE MAY ALSO BE SUBJECT TO ADDITIONAL FDA POST-MARKETING OBLIGATIONS. FDA AND APPLICABLE FOREIGN REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE AND REQUIRE ADDITIONAL EXPENDITURES TO BRING OUR PRODUCTS TO MARKET.

Any regulatory approvals that we receive for our products may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition we or our third party manufacturers may be required to undergo a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval or require the expenditure of money or other resources to correct.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

     o   issue warning letters;

     o   impose civil or criminal penalties;

     o   withdraw regulatory approval;

     o   suspend any ongoing clinical trials;

     o refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

     o impose restrictions on operations, including costly new manufacturing requirements; or

     o   seize or detain products or require a product recall.

Moreover, in order to market any products outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks described above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we or our collaborators fail to comply with applicable domestic or foreign regulatory requirements, we and our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Other companies are currently conducting clinical trials involving the transplantation of porcine cells into humans. The FDA requires lifelong monitoring of these transplant recipients. If PERV or any other virus or infectious agent is detected in tests or samples from these transplant recipients, the FDA may require that we not initiate or we halt our clinical trials and perform additional tests to assess the risk of infection to potential patients. This could result in additional costs to us and delay in the trials of our products under development.

The FDA has published guidelines for development of xenotransplantation products and is continuing to monitor closely the development of such products to determine if additional guidelines are required as more data is obtained. We may not be able to comply with any final guidelines the FDA may issue.

TO BE SUCCESSFUL, OUR PRODUCT CANDIDATES MUST BE ACCEPTED BY THE HEALTH CARE COMMUNITY, WHICH CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS.

Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

     o our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

     o our ability to create products that are superior to alternatives currently on the market, including in terms of pricing and cost-effectiveness, relative convenience and ease of administration;

     o   the prevalence and severity of adverse side effects; and

     o our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods.

If the health care community does not accept our products for any of the foregoing reasons our business would be materially harmed.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE PRODUCTS AND TREATMENTS IS NOT ESTABLISHED AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

Our ability to commercialize our product candidates in both domestic and foreign markets successfully will depend in part on the extent to which governmental authorities, private health insurers, managed care programs and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Third party payors are increasingly attempting to contain healthcare costs and challenging the prices charged for medical products and services, both by limiting coverage and by reducing the level of reimbursement for pharmaceutical products and treatments. For example, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from coverage and reimbursement programs. If third parties fail to provide adequate reimbursement for our products, consumers and health care providers may choose not to use our products, which could significantly reduce our revenues from the sale of any approved product and prevent us from realizing an acceptable return on our investment in product development.

IF OUR COMPETITORS DEVELOP TREATMENTS FOR INSULIN DEPENDENT DIABETES THAT ARE APPROVED MORE QUICKLY, MARKETED MORE EFFECTIVELY OR DEMONSTRATED TO BE MORE EFFECTIVE THAN OUR PRODUCT CANDIDATES, OUR ABILITY TO GENERATE PRODUCT REVENUE WILL BE REDUCED OR ELIMINATED.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new diabetes treatment programs, including both therapies with traditional as well as novel mechanisms of action. We are aware of competitive products, including approved and marketed products as well as products in development. See "Competition" under Part I, Item 1 above.

Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition, many universities and private and public research institutes are active in diabetes research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, universities or research institutes. Our competitors may succeed in developing products for the treatment of insulin dependent diabetes that are more effective, better tolerated or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

IF WE ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

In addition to patent protection we require our employees, consultants, advisors, and collaborators to execute confidentiality agreements. However these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS. IF WE ARE SUED SUCCESSFULLY FOR INFRINGEMENT OR MISAPPROPRIATION OF ANOTHER'S PROPRIETARY RIGHTS, OUR ABILITY TO GENERATE REVENUE COULD BE SUBSTANTIALLY REDUCED OR ELIMINATED.

Any of our anticipated products may infringe patent and other proprietary rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

SOME JURISDICTIONS MAY REQUIRE US TO GRANT LICENSES TO THIRD PARTIES. SUCH COMPULSORY LICENSES COULD BE EXTENDED TO INCLUDE SOME OF OUR PRODUCT CANDIDATES, WHICH MAY LIMIT OUR POTENTIAL REVENUE OPPORTUNITIES.

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

To date, we have not produced any product. To achieve anticipated customer demand levels we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. We may not be able to maintain acceptable quality standards if we ramp up production. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business. Our inability to identify potential manufacturers, or to enter into or maintain agreements with them on acceptable terms, could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability. In addition, reliance on third-party manufacturers could reduce our gross margins and expose us to the risks inherent in relying on others.

We, our collaborators or other third party manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements demanded by customers and enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. We, our collaborators or other third party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over third party manufacturers' compliance with these regulations and standards. These requirements may change over time and we or third party manufacturers may be unable to comply with the revised requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied by third-parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize product candidates that we may develop. We may also encounter problems with production yields; shortages of qualified personnel; production costs; and the development of advanced manufacturing techniques and process controls.

WE MAY INCUR SUBSTANTIAL LIABILITIES FROM ANY PRODUCT LIABILITY CLAIMS, INCLUDING CLAIMS MADE AGAINST THIRD PARTIES WE HAVE AGREED TO INDEMNIFY. OUR INSURANCE COVERAGE FOR THOSE CLAIMS MAY BE UNAVAILABLE OR INADEQUATE.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an adverse effect or injury. These risks will exist even for products developed that may be cleared for commercial sale. If we cannot successfully defend ourselves against any product liability claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in any one or a combination of the following:

     o   decreased demand for our product candidates;

     o   injury to our reputation;

     o   withdrawal of clinical trial participants;

     o   costs of related litigation;

     o   substantial monetary awards to patients or other claimants;

     o   loss of revenues; and

     o   the inability to commercialize our product candidates.

We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable or affordable costs. The amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN OUR BUSINESS. IF WE ARE SUBJECT TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS OUR FINANCIAL CONDITION WOULD SUFFER.

Our research and development processes involve the storage, use and disposal of hazardous materials, including biological hazardous materials that could be dangerous to human health and safety or the environment. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts.

In the event of an accident we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

As of March 1, 2006 we have on file with the SEC an effective registration statement for a total of 13,364,316 shares for resale by investors and investment-related service providers. The selling stockholders under this registration statement will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We are also obligated to file one or more registration statements for the resale of an aggregate of approximately 3.4 million shares issued in private transactions, or issuable upon exercise of warrants issued in private transactions. We intend to file such registration statement promptly following the filing of this report.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY IN LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the year ended December 31, 2005, the average daily trading volume of our stock was approximately 77,200 shares and the shares traded as low as $1.04 and as high as $2.80 per share. Both volume and price could also be subject to wide fluctuations in response to the following:

     o   announcements of technological innovations by us or by our competitors;

     o   the introduction of new products by us or by our competitors;

     o costs and expenses associated with delays or changes and regulatory requirements for pre-clinical testing and clinical trials;

     o   the timing and achievement of regulatory approvals or disapprovals;

     o   developments or disputes concerning patent or proprietary rights; and

     o general market perception of biotechnology and pharmaceutical companies.

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 10.6 million shares outstanding that have exercise prices at or below the recent market price of our stock of $1.93 per share. We have options and warrants for
4.1 million shares outstanding at prices above the recent $1.93 market price, and if the market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of March 1, 2006, our executive officers, directors and their affiliates beneficially own or control approximately 31.2% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of March 1, 2006). Accordingly, our current executive officers, directors and their affiliates will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors will be able to determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

NEVADA LAW AND PROVISIONS IN OUR CHARTER DOCUMENTS MAY DELAY OR PREVENT A POTENTIAL TAKEOVER BID THAT WOULD BE BENEFICIAL TO COMMON STOCKHOLDERS.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

     o our board of directors may increase the size of the board of directors and fill vacancies on the board of directors;

     o stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require, among other things, that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

     o our bylaws provide that a special meeting of stockholders may be called only by our chairman, chief executive officer or a majority of our board of directors; and

     o our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, provisions of Chapter 78 of the Nevada Revised Statutes contain provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict the ability of our company to engage in any combination with an interested stockholder for three years after the date a stockholder becomes an interested stockholder, unless, prior to the stockholder becoming an interested stockholder, our board of directors gave approval for the combination or the acquisition of shares which caused the stockholder to become an interested stockholder. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the three-year period only if either the stockholder receives approval from a majority of the outstanding voting shares, excluding shares beneficially owned by the interested stockholder or its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, "interested stockholder" means either a person, other than our company or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within three years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

In addition, the acquisition of controlling interest provisions of the Nevada Revised Statutes provide that a stockholder acquiring a controlling interest in our company, and those acting in association with that stockholder, obtain no voting rights in the control shares unless voting rights are conferred by stockholders holding a majority of our voting power (exclusive of the control shares). For purposes of these provisions, "controlling interest" means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or indirectly or in association with others) one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power in the election of our directors, and "control shares" means those shares the stockholder acquired on the date it obtained a controlling interest or in the 90-day period preceding that date. Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay or prevent a change in control of our company.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management, with the participation of the Company's Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005 (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

During the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

On March 28, 2006, we entered into an employment agreement with James R. Gavin III, M.D., Ph.D., our Interim President and Chief Executive Officer and terminated a professional services agreement with Resources Global Professionals, a company of which Kevin A. Hainley, our Interim Chief Financial Officer was an associate. On March 30, 2006, we entered into a professional services agreement with Mr. Hainley. A description of each of these agreements is included in Item 6 under the heading "Recent Developments" and is incorporated herein by reference.

The foregoing disclosure is made in lieu of disclosure under Items 1.01 and 1.02 on Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Unless otherwise indicated, the following table sets forth information as of March 1, 2006, including the names, ages and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes all of his or her working time to our business.

                                                                                                         DIRECTOR
NAME                                        AGE               POSITION HELD                               SINCE
----                                        ---               -------------                               -----

1)  James R. Gavin III, M.D., Ph.D. (4)*    59                Interim President, Chief Executive          2002
Officer and Director

2)  John J. Hagenbuch (4)**                 54                Chairman and Director                       2005

3)  Myron A. Wick III (4)                   62                Vice Chairman and Director                  2005

4)  Kevin A. Hainley**                      49                Interim Chief Financial Officer               --

5)  John F. Steel IV**                      47                Director of Corporate Development           2002
                                                              and Director

6)  Robert W. Anderson, M.D. (1)(2)(3)      68                Director                                    2002

7)  Steven T. Frankel (1)(2)(3)             62                Director                                    2002

8)  Bradley A. Geier (1)(2)(3)**            47                Director                                    2005

9) Bertram E. Walls, M.D. ***               54                Director                                    2006
_____________
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Governance Committee
(4) Member of Executive Committee

* On January 20, 2006, James R. Gavin III, M.D., Ph.D., became our Interim President and Chief Executive Officer and Hartoun Hartounian, Ph.D. ceased to serve as our President. On February 17, 2006, Dr. Hartounian ceased to serve as an officer and director of our company.

** On January 18, 2006, John F. Steel IV resigned as our Chairman and Chief Executive Officer and was appointed our Director of Corporate Development, a non-executive position; John J. Hagenbuch was appointed Chairman; Kevin A. Hainley was appointed Interim Chief Financial Officer; and Bradley A. Geier was appointed to the Audit Committee.

*** Bertram E. Walls, M.D. was appointed to our board of directors on March 17, 2006.

SIGNIFICANT EMPLOYEES

Ronnda Bartel, Ph.D.                47            Executive Director of
                                                    Biological Sciences

Mayank Patel                        36            Senior Director of Operations

Noushin Dunkelman                   41            Senior Director of Cell
                                                    Process Development

Jain Krotz, Ph.D.                   44            Director of Delivery Sciences

Ingrid Stuiver, Ph.D.               44            Director of Research

JAMES R. GAVIN III, M.D., PH.D. Dr. Gavin has served as our Interim President and Chief Executive Officer since January 20, 2006. Dr. Gavin has been a director since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. Dr. Gavin is Clinical Professor of Medicine, Emory University School of Medicine, Atlanta, GA. He also serves as Executive Vice President for Clinical Affairs, Healing Our Village, LLC, and as National Director of the Harold Amos Medical Faculty Development Program. He was president of the Morehouse School of Medicine, Atlanta, GA from 2002-2004. Dr. Gavin has been a member of the Board of Directors of Baxter International Inc. (NYSE: BAX) since February 2003, Anastasia Marie Laboratories, Inc. since February 1998, dLife, Inc. since 2005, and Amylin Pharmaceuticals, Inc. (Nasdaq:
AMLN) since December 2005. Dr. Gavin was Chairman of the Board of Directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the Board of Directors of Taste for Living, Inc. from 1999 to 2002. From July 1991 to June 2002, Dr. Gavin was the Senior Scientific Officer of the Howard Hughes Medical Institute in Chevy Chase, Maryland. From 2002 until 2005 he served as national chairman of the National Diabetes Education Program. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School.

JOHN J. HAGENBUCH. Mr. Hagenbuch has been one of our directors since April 2005. Mr. Hagenbuch was elected by the board to fill a newly-created vacancy upon the recommendation of our Nominating and Governance Committee, which acted after Mr. Hagenbuch filed a Schedule 13D with the Securities and Exchange Commission indicating his intention to effect a change in the size and composition of our board of directors and to have Mr. Hagenbuch, and possibly another nominee nominated by Mr. Hagenbuch, appointed to our board. Mr. Hagenbuch is co-founder and Chairman of M&H Realty Partners, a real estate opportunity fund business that manages money for institutional investors. Prior to forming M&H in 1993, Mr. Hagenbuch was a General Partner of Hellman & Friedman, a private firm that initially provided strategic investment banking and financial advisory services to a number of large, public corporations, and then later raised and managed several private equity funds. Before joining Hellman & Friedman as its third partner in 1985, Mr. Hagenbuch spent nearly seven years at Salomon Brothers as a generalist investment banker. In addition to his current position at M&H Realty Partners, Mr. Hagenbuch is an active private equity investor and has served on the boards of a number of public and private companies as well as not-for-profit organizations. Mr. Hagenbuch is the brother-in-law of John F. Steel IV, our Director of Corporate Development, and is a partner of Mr. Geier in M&H Realty Partners. Mr. Hagenbuch completed his A.B. in Politics at Princeton University and his M.B.A. in Finance at Stanford University.

MYRON A. WICK III. Mr. Wick has been one of our directors since July 2004 and was appointed Vice Chairman in December 2004. Mr. Wick was elected by the board to fill a newly-created vacancy upon the recommendation of our Nominating and Governance Committee, which acted upon the recommendation of John J. Hagenbuch, one of our major stockholders and the brother-in-law of John F. Steel IV, our Director of Corporate Development. Mr. Wick is currently a managing director and co-founder of McGettigan, Wick & Co., Inc., an investment banking firm formed in 1988, and a general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund formed in 1991. Mr. Wick was also a co-founder of StoryFirst Communications, Inc. and served as its Chairman from 1993 through 2003. StoryFirst is the largest privately-owned television and radio broadcast company in Russia. Mr. Wick also serves on the Boards of Directors of several public and private corporations and not-for-profit organizations, including ModTech Holdings, Inc. (NASDAQ: MODT), the Hoffman Institute, The Natural Step, The Tanager Foundation and Citizens Communications Company (NYSE: CZN). Mr. Wick has a B.A. from Yale University and an M.B.A. from Harvard University .

KEVIN A. HAINLEY, INTERIM CHIEF FINANCIAL OFFICER. Kevin A. Hainley was appointed as our interim Chief Financial Officer on January 18, 2006. Mr. Hainley became an associate with Resources Global Professionals in 2004. From 1996 to 2003, he was Chief Financial Officer and Secretary of Ontro, Inc., a publicly traded company in research and development. Mr. Hainley has a B.A. in Communications from the University of Portland and an M.B.A. from Portland State University.

JOHN F. STEEL IV, DIRECTOR OF CORPORATE DEVELOPMENT. Mr. Steel has served as our Director of Corporate Development, a non-executive position, since January 18, 2006 and has been one of our directors since he joined us in April 2002. Since April 2002 and prior to his role as Director of Corporate Development, Mr. Steel was our Chairman of the Board of Directors and Chief Executive Officer. In January 1998 Mr. Steel founded MicroIslet of Delaware, Inc., a company acquired by us that is now our wholly owned subsidiary, and served as its Chairman and Chief Executive Officer from September 1998 to April 2002. Mr. Steel also served as a director of DiaSense, Inc. from January 4, 2001 to April 2, 2002. From January 1996 to December 1997, Mr. Steel was Chief Executive Officer of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. Mr. Steel continues to serve as a director of AKESIS Pharmaceuticals, Inc. (OTCBB:AKES), which became a public company in December 2004 through a merger with Liberty Mint, Ltd. From January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. From 1989 to 1994, Mr. Steel consulted to several public and private companies on business issues related to distribution of goods, services, and finances through Steel Management. Mr. Steel is the brother-in-law of John
J. Hagenbuch, our Chairman and a director. Mr. Steel has a B.A. in Economics from Dartmouth College and an M.B.A. from the University of Southern
California.

ROBERT W. ANDERSON, M.D. Dr. Anderson has been one of our directors since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. From June 1994 to the present, Dr. Anderson has served as the David C. Sabiston, Jr., Distinguished Professor and Chairman Emeritus of the Department of Surgery at Duke University Medical Center in Durham, North Carolina. Dr. Anderson received his B.S. degree in Engineering from Duke University, his MBA from Northwestern University, and his M.D. degree from Northwestern University.

STEVEN T. FRANKEL. Mr. Frankel has been one of our directors since May 2002. Mr. Frankel has been President of Acon Laboratories, Inc., a provider of rapid diagnostic products, since October 2003 and Senior Advisor since September 2002. From October 2001 to September 2002 he was the Chief Executive Officer and President of Genetic Diagnostics, Inc. Since April 1998, he has been the Chief Executive Officer, President and a director of A-Fem Medical Corp., a developer of women's healthcare products. From May 1992 to March 1998 he was the Chief Executive Officer and President of Quidel Corp., a manufacturer of physicians' office diagnostic test kits. Mr. Frankel was also President of various divisions of Becton, Dickinson and Company from October 1979 to May 1992. Mr. Frankel received his B.A. in Philosophy from Clark University and attended the Executive Program at Stanford University.

BRADLEY A. GEIER. Mr. Geier has been one of our directors since April 2005. Mr. Geier was elected by the board to fill a newly-created vacancy upon the recommendation of our Nominating and Governance Committee, which acted after Mr. Hagenbuch filed a Schedule 13D with the Securities and Exchange Commission indicating his intention to effect a change in the size and composition of our board of directors and to have Mr. Hagenbuch, and possibly another nominee nominated by Mr. Hagenbuch, appointed to our board. Mr. Geier has been a managing director of M&H Realty Partners, a real estate opportunity fund business, for the past twelve years. Mr. Geier is a partner of Mr. Hagenbuch in M&H Realty Partners. Mr. Geier completed his B.A. in History at Stanford University and his M.B.A. at Harvard University.

BERTRAM E. WALLS, M.D. Dr. Walls has been one of our directors since March 2006. From April 2004 to the present Dr. Walls has been the President of Phoenix Obstetrics/Gynecology, LLC, an Obstetrical and Gynecology Hospitalist women's health services company. In 2002 Dr. Walls founded, and is currently the President and Chief Executive Officer, of Plexus Consulting Group, LLC, a comprehensive healthcare and business solutions consulting and advisory company. From October 2000 to October 2001 Dr. Walls was the Chief Executive Officer of E&C Medical Intelligence, Inc., an international medical software company, and was responsible for development and operational infrastructure and marketing strategies for the U.S. division. Dr. Walls completed his B.S. at North Carolina A&T State University and his M.D. at Duke University School of Medicine. He received an M.B.A. degree from Duke Fuqua School of Business.

RONNDA BARTEL, PH.D., EXECUTIVE DIRECTOR OF BIOLOGICAL RESEARCH. Dr. Bartel has over 15 years experience in the biotechnology and pharmaceutical industries, including discovery and preclinical research, product development and manufacturing of cell-based products. From 2002 to 2004 she maintained her own consulting business specializing in stem cell therapy. As the Senior Director of Science and Technology at SRS Capital LLC from 2001 to 2002, she was responsible for assisting large pharmaceutical and healthcare clients on technology assessment, acquisition, and strategic partnering in the therapeutic monoclonal antibody and stem cell therapy fields From 1999 to 2001 she was the Vice President of Scientific Development at StemCells Inc. where she was responsible for the preclinical development of human neural stem cells for the treatment of neurodegenerative diseases. She was also a key player in the first commercialization of tissue-engineered products while holding both research and management positions at Advanced Tissue Sciences from 1995 to 1998. Dr. Bartel received her Ph.D. in Biochemistry from the University of Kansas and her postdoctoral training at the University of Michigan.

MAYANK PATEL, SENIOR DIRECTOR OF OPERATIONS. Mr. Patel joined us in April 2002 and was the Director of Engineering and Manufacturing at MicroIslet of Delaware from December 2000 to April 2002. From December 1998 to December 2000 he was a senior process engineer at Sequenom Inc., where he was responsible for consumable product design, product validation, and development of manufacturing equipment for silicon-based DNA chips. From May 1995 to January 1999 he worked at SkyePharma PLC (formerly DepoTech) where he was a senior engineer responsible for the design and commissioning of an FDA approved pharmaceutical production system. From April 1993 to May 1995 he was the Manufacturing Associate at Regeneron Pharmaceuticals, where he performed large-scale development and GMP production of clinical protein products. Mr. Patel received his B.S. in Chemical Engineering from Rutgers University and his M.B.A. in Operations Management.

NOUSHIN DUNKELMAN, SENIOR DIRECTOR OF CELL PROCESS DEVELOPMENT. Mrs. Dunkelman joined us in June 2004 with over 15 years experience in research, bio-process engineering and product development of cell-based products. As the Sr. Director Process Development at Forest Life Sciences, she led the development of activated Th1 cells for treatment of renal cell carcinoma. From 2000 to 2002, she was the Director of Product and Process Development at MorphoGen Pharmaceuticals, where she managed the research and product development for pluripotent stem cells for treatment of diabetes, skeletal, and neurodegenerative diseases. From 1992 to 2000, she was a Research Scientist at Advanced Tissue Sciences, where she was the project leader responsible for bioreactor design from R&D concept to pre-clinical stage for cartilage product manufacturing. She also led the design and development of a bioreactor system for vascular graft production. Mrs. Dunkelman received her B.S. in Bioengineering from University California San Diego.

JAIN KROTZ, PH.D., DIRECTOR OF DELIVERY SCIENCES. Dr. Krotz joined us in September 2004 with over 10 years experience in commercial research and development of implantable devices and in-vitro diagnostic products. From 1998 to 2004 she led the development of platforms for microelectronic DNA arrays at Nanogen, Inc. From 1995 to 1998 she was with Medical Research Group, LLC, developing implantable glucose sensors. Dr. Krotz received her Ph.D. in Polymer Chemistry from the Indian Institute of Technology.

INGRID STUIVER, PH.D., DIRECTOR OF RESEARCH. Dr. Stuiver joined us in April 2002 and was the Director of Research at MicroIslet of Delaware from March 2001 to April 2002. Dr. Stuiver was the Assistant Director of Clinical Research and Research Scientist at Maxia Pharmaceuticals from June 1998 to March 2001. From December 1993 to January 1998, she was a Senior Research Associate/Postdoctoral Fellow at The Scripps Research Institute and studied adhesion receptors in cancer, hemostasis, thrombosis and the central nervous system. Dr. Stuiver received her Ph.D. in Molecular and Cellular Biology from the University of Arizona and her B.A. in Biochemistry and Cell Biology from the University of California, San Diego.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2005, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows. Bradley A. Geier failed to file timely one Form 4 reporting one transaction, an option grant.

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

AUDIT COMMITTEE

The Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee, as of the end of fiscal 2005, was composed of Dr. Anderson, Mr. Frankel and Dr. Gavin. In January 2006 Dr. Gavin resigned from the audit committee in connection with his acceptance of the appointment as Interim President and Chief Executive Officer, and Mr. Geier was appointed to the audit committee to replace Dr. Gavin.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Steven T. Frankel is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The Board of Directors made this affirmative determination based upon his experience, training, and education. The Board of Directors further determined that Mr. Frankel is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and Section 121A of the American Stock Exchange Company Guide.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our non-employee directors are entitled to a retainer of $1,500 each month. During the fiscal year ended December 31, 2005, we paid $18,000 to James R. Gavin III, M.D., Ph.D.; $18,000 to Robert W. Anderson, M.D.; $18,000 to Steven
T. Frankel; $16,500 to Cynthia Tsai (a former director); $18,000 to Myron A. Wick III; and $12,000 to Bradley A. Geier. Mr. Hagenbuch waived director's fees during 2005.

In September 2005 Mr. Geier received a non-qualified option to purchase 100,000 shares of common stock at an exercise price of $2.35 per share. The option was vested as to 1/9 of the shares on the date of grant and the remainder of the shares vest in equal monthly installments until the option is fully vested on the third anniversary of the date of grant. The option expires ten years after the date of grant, subject to continuing service.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by our company for services performed on our company's behalf for the three fiscal years ended December 31, 2005, with respect to those persons who served as the Chief Executive Officer during the year ended December 31, 2005, and those executive officers who received more than $100,000 in compensation for fiscal 2005.

                                   Summary Compensation Table (1)
                                   ------------------------------

                                                                                               Long-Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                               Securities
Name and Principal Position                   Year         Salary              Bonus        Underlying Options
---------------------------                   ----         ------              -----        ------------------
John F. Steel IV, Former Chairman,            2005         $168,000                --                   --
    Chief Executive Officer(2)                2004         $168,000                --                   --
                                              2003         $168,000            $2,000                   --

Hartoun Hartounian, Ph.D., Former President   2005         $250,000           $75,000                   --
    and Chief Operating Officer (3)           2004         $230,000           $90,000                   --
                                              2003         $234,200            $2,000              150,000

William G. Kachioff, Former Vice President,   2005         $180,000                --                   --
    Finance and Chief Financial Officer (4)   2004         $165,000           $32,400                   --
                                              2003         $150,000            $2,000              150,000

(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported. All options were granted at an exercise price equal to market value.

(2) Mr. Steel resigned as Chairman and Chief Executive Officer and became our Director of Corporate Development on January 16, 2006.

(3) Dr. Hartounian resigned as an executive officer and as a director effective February 17, 2006.

(4) Mr. Kachioff resigned as our Vice President, Finance and Chief Financial Officer effective January 3, 2006.


Option Grants in the Last Fiscal Year
-------------------------------------

There were no options granted to executive officers during 2005. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended December 31, 2005, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

The following table sets forth information concerning options exercised by our named executive officers during the fiscal year ended December 31, 2005, and unexercised options held by our named executive officers as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
---------------------------------------------------------------------------------

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised               In-the-Money
                              Shares                       Options At 12/31/05           Options At Year End (1)
                           Acquired or      Value       --------------------------    ----------------------------
Name                      Exercised (#)    Realized     Exercisable  Unexercisable    Exercisable    Unexercisable
----                      -------------    --------     -----------  -------------    -----------    -------------

John F. Steel IV                --            --            --            --               --              --

Hartoun Hartounian, PH.D.       --            --         1,212,710        --           $1,425,252          --

William G. Kachioff            100           $184          292,400        --              $29,900          --

(1) Represents the difference between the $1.55 closing selling price of our common stock on December 31, 2005 and the exercise price(s) of the named executive officers' options.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

MicroIslet of Delaware entered into an agreement with Hartoun Hartounian, Ph.D. dated June 23, 2000, which agreement was assumed by us and amended effective January 30, 2004, July 1, 2004 and May 1, 2005. In January 2006 Dr. Hartounian gave notice of his resignation, effective February 17, 2006. Under this agreement we had the right to terminate Dr. Hartounian's employment at any time and for any reason. If, however, we did so without cause or if Dr. Hartounian terminated his agreement for good reason, we were required to continue to pay salary for six months following termination. Upon such termination Dr. Hartounian would also be provided up to twelve months to exercise his vested options. Additionally, the agreement provided that in the event Dr. Hartounian voluntarily resigned his employment for any reason on or before May 1, 2006, Dr. Hartounian was entitled to the foregoing benefits. In order to receive these benefits Dr. Hartounian executed a waiver and release of claims, and accordingly, was paid a severance payment equal to six months base salary, continuation of the health care benefits paid by us during employment for a period not to extend beyond February 2007, and the opportunity to exercise all his vested stock options until December 31, 2006. Dr. Hartounian's base salary at the time of termination was $250,000 per year.

We entered into an agreement with William G. Kachioff dated May 1, 2002, which agreement was amended effective January 30, 2004, July 1, 2004 and May 1, 2005. Under this agreement we had the right to terminate Mr. Kachioff's employment at any time and for any reason. If, however, we did so without cause or if Mr. Kachioff terminated his agreement for good reason, we were required to continue to pay salary for six months following termination. Upon such termination Mr. Kachioff would also be provided up to twelve months to exercise his vested options. Additionally, the agreement provided that in the event Mr. Kachioff voluntarily resigned his employment for any reason on or before May 1, 2006, Mr. Kachioff would be entitled to the foregoing benefits. Mr. Kachioff executed the waiver and release of claims, and accordingly, was paid a severance payment equal to six months base salary, continuation of the health care benefits paid by us during employment for a period not to extend beyond January 2007, and the opportunity to exercise his stock options, all of which were vested, until December 31, 2006. Mr. Kachioff's base salary at the time of termination was $180,000 per year. In November 2005, Mr. Kachioff gave notice of his resignation, and his last day of employment was January 2, 2005.

In March 2006 we entered into an employment agreement with James R. Gavin III, M.D., Ph.D., our Interim President and Chief Executive Officer. Dr. Gavin is also a director of our company and a member of the executive committee of the board, and until his appointment as Interim President and Chief Executive Officer in January 2006, served as a member of the compensation committee, nominating and governance committee and audit committee. The employment agreement with Dr. Gavin contains the following terms:

     o   Dr. Gavin will earn a base salary of $600,000 per year.

     o The agreement has an initial term of one year commencing January 20, 2006, and will be renewed automatically for additional one year periods unless either party provides notice at least 90 days prior to the expiration of then-current term of its intent not to renew.

     o During the term of the agreement we have agreed to recommend to the nominating and governance committee, and to the board, that Dr. Gavin be included on management's slate of directors at each meeting of our stockholders at which directors are elected and that he continue to serve as a member of the executive committee of the board.

     o Dr. Gavin will be an at-will employee and either we or Dr. Gavin may terminate employment at any time. However, if Dr. Gavin's employment is terminated by us without cause (as that term is defined in the employment agreement), Dr. Gavin will be entitled, subject to his execution of a general release of claims, to a severance payment equal to the amount of base salary that would have been paid for the remainder of the then-current term, subject to a minimum severance payment equal to three months' base salary.

     o Dr. Gavin will be reimbursed for reasonable expenses incurred under the agreement including travel between San Diego and Dr. Gavin's primary residence in Atlanta, housing expenses in San Diego of up to $1,700 per month, and automobile expenses in San Diego of up to $1,000 per month.

     o Dr. Gavin will be entitled to all benefits including vacation, health and disability benefits, for which he is eligible under the terms and conditions of our standard benefit plans provided generally to senior level executives, as such may be in effect from time to time.

Dr. Gavin also received on his start date, January 20, 2006, an option to purchase 1,750,000 shares of our common stock under our 2005 Equity Incentive Plan at an exercise price per share of $2.20, which was the closing price of our common stock as reported on the American Stock Exchange on that date. The option has a ten year life subject to continuing service to our company. The option vested as to 25% of the shares immediately when granted and will vest an additional 25% on each of the first, second, and third anniversaries of the date of grant, subject to Dr. Gavin's continuing to serve as our principal executive officer. Vesting of the option will accelerate upon a change of control.

PERFORMANCE CASH BONUS PLAN

For fiscal years 2004 and 2005, we had in effect a performance cash bonus plan applicable to Dr. Hartounian and Mr. Kachioff. Under the plan Dr. Hartounian was eligible for a bonus of up to 40% of his annual salary and Mr. Kachioff was eligible for a bonus of up to 20% of his annual salary, based on the evaluation of specific performance goals and accomplishments which were submitted by each of them and approved by the compensation committee or the full board of directors. The specific performance objectives were assigned a percentage weighting for purposes of calculating the potential bonuses. For the 2005 fiscal year the performance objectives for Dr. Hartounian were based on (a) progression of preclinical development programs and advancement of scientific research (weighted 55%), (b) operational and administrative goals, including matters relating to human resources (weighted 40%), and (c) oversight of budget, financial transactions and Securities and Exchange Commission reporting matters (weighted 5%). The performance objectives for Mr. Kachioff were based on (a) safeguarding corporate assets and managing corporate expenses (weighted 35%),
(b) maintaining compliance with the rules and regulations of the Securities and Exchange Commission (weighted 45%) and (c) operational and administrative goals including matters relating to human resources (weighted 20%).

In February 2006 the board awarded to Dr. Hartounian a cash bonus of $75,000 under the plan, based on the determination by the compensation committee of the achievement by Dr. Hartounian of the established performance criteria. Mr. Kachioff was not considered for a bonus as a result of his resignation notice given in November 2005.

The performance cash bonus plan is not in effect for our officers at this time, but our board, in consultation with our compensation committee, may establish a bonus plan for the 2006 fiscal year.

MICROISLET, INC. 2005 EQUITY INCENTIVE PLAN

Our board of directors adopted the MicroIslet, Inc. 2005 Equity Incentive Plan (the "2005 Plan") in June 2005 and our stockholders approved the 2005 Plan in November 2005.

Description of the Plan
-----------------------

BACKGROUND AND PURPOSE OF THE 2005 PLAN. The purpose of the 2005 Plan is to encourage ownership in our company by key personnel, whose long-term service is considered essential to our continued progress, thereby linking these employees directly to shareholder interests through increased stock ownership.

ELIGIBLE PARTICIPANTS. Awards under the 2005 Plan may be granted to any of our employees, directors or consultants or those of our affiliates. As of March 1, 2006, there were approximately 25 full-time employees, six non-employee directors, and eight consultants who would be eligible to participate. An incentive stock option may be granted under the 2005 Plan only to a person who, at the time of the grant, is an employee of us or a related corporation.

NUMBER OF SHARES OF COMMON STOCK AVAILABLE UNDER THE 2005 PLAN. A total of 2,000,000 new shares of our common stock are reserved for issuance under the 2005 Plan. In addition, because the 2000 Plan terminated with respect to the availability of future option grants after approval by the stockholders, the pool of shares under the 2005 Plan includes:

     o shares of our common stock available for issuance under the 2000 Stock Option Plan, which we refer to as the 2000 Plan and which is further described below, as of the date of approval of the 2005 Plan by the stockholders; and

     o shares of our common stock that are issuable upon exercise of options granted pursuant to the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full after approval by the stockholders of the 2005 Plan.

The effect of establishing a pool of this nature is to merge into the 2005 Plan any shares available or which would otherwise in the future become available under the 2000 Plan. The total plan reserve, including the new shares and shares currently reserved under the 2000 Plan, cannot therefore exceed 7,471,239 shares, which represents the number of reserved but unissued shares under the 2000 Plan as of the date of approval of the 2005 Plan by our board, plus the 2,000,000 new shares reserved. If an award is cancelled, terminates, expires or lapses for any reason without having been fully exercised or vested, or is settled by less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2005 Plan. Also, if we experience a stock dividend, reorganization or other change in our capital structure, the plan administrator has discretion to adjust the number of shares available for issuance under the 2005 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number, award type, and price limitations included in the 2005 Plan will also adjust appropriately upon such event.

The maximum aggregate number of shares that may be issued under the 2005 Plan through the exercise of incentive stock options is 7,471,239.

ADMINISTRATION OF THE PLAN. The 2005 Plan will be administered by the board or a committee of the board, which we refer to as the Committee. Our board has appointed our Compensation Committee as the Committee referred to in the 2005 Plan, subject to a requirement that all awards granted to executive officers and directors be submitted to the full board for ratification. In the case of awards intended to qualify as "performance-based-compensation" within the meaning of
Section 162(m) of the Internal Revenue Code of 1986, which we refer to as the Code, the Committee will consist of two or more "outside directors" within the meaning of Section 162(m) of the Code. Under the 2005 Plan the administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise. The administrator also has the power to implement an award transfer program, whereby awards may be transferred to a financial institution or other person or entity selected by the administrator, and an exchange program whereby outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have lower exercise prices and different terms). Except to the extent prohibited by any applicable law, the Committee may delegate to one or more individuals the day-to-day administration of the 2005 Plan.

AWARD TYPES

OPTIONS. A stock option is the right to purchase shares of our common stock at a fixed exercise price for a fixed period of time. The exercise price of options granted under the 2005 Plan must be at least equal to the fair market value of our common stock on the date of grant. In addition the exercise price for any incentive stock option granted to any employee owning more than 10% of our common stock may not be less than 110% of the fair market value of our common stock on the date of grant. The 2005 Plan provides that the maximum number of shares for which awards may be made to any participant in any calendar year is 500,000, except that in connection with his or her initial service, a participant may be granted awards covering up to an additional 2,000,000 shares.

Unless the administrator determines to use another method, the fair market value of our common stock on the date of grant will be determined as the closing price for our common stock on the date the option is granted (or if no sales are reported that day, the last preceding day on which a sale occurred), using a reporting source selected by the administrator. The administrator determines the acceptable form of consideration for exercising an option, including the method of payment, either through the terms of the option agreement or at the time of exercise of an option.

An option granted under the 2005 Plan generally cannot be exercised until it becomes vested. The administrator establishes the vesting schedule of each option at the time of grant and the option will expire at the times established by the administrator. After termination of one of our employees, directors or consultants, he or she may exercise his or her option for the period of time stated in the option agreement, to the extent the option is vested on the date of termination. If termination is due to death or disability, the option generally will remain exercisable for 12 months following such termination. In all other cases, the option generally will remain exercisable for three months. However, an option may never be exercised later than the expiration of its term. The term of any stock option may not exceed ten years, except that with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding capital stock, the term for incentive stock options must not exceed five years.

STOCK AWARDS. Stock awards are awards or issuances of shares of our common stock that vest in accordance with terms and conditions established by the administrator. Stock awards include stock units, which are bookkeeping entries representing an amount equivalent to the fair market value of a share of common stock, payable in cash, property or other shares of stock. The administrator may determine the number of shares to be granted and impose whatever conditions to vesting it determines to be appropriate, including performance criteria and level of achievement versus the criteria that the administrator determines. The criteria may be based on financial performance, personal performance evaluations, and completion of service by the participant. Unless the administrator determines otherwise shares that do not vest typically will be subject to forfeiture or to our right of repurchase, which we may exercise upon the voluntary or involuntary termination of the awardee's service with us for any reason, including death or disability.

In the case of stock awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the measures established by the administrator must be qualifying performance criteria.

STOCK APPRECIATION RIGHTS. A stock appreciation right is the right to receive the appreciation in the fair market value of our common stock in an amount equal to the difference between (a) the fair market value of a share of our common stock on the date of exercise, and (b) the exercise price. This amount will be paid in shares of our common stock with equivalent value. The exercise price must be at least equal to the fair market value of our common stock on the date of grant. Subject to these limitations the administrator determines the exercise price, term, vesting schedule, and other terms and conditions of stock appreciation rights; however, stock appreciation rights terminate under the same rules that apply to stock options.

CASH AWARDS. Cash awards are awards that confer upon the participant the opportunity to earn future cash payments tied to the level of achievement with respect to one or more performance criteria established by the administrator for a performance period. The administrator will establish the performance criteria and level of achievement versus these criteria, which will determine the target and the minimum and maximum amount payable under a cash award. In the case of cash awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the maximum amount payable under the 2005 Plan to any participant in a fiscal year may not exceed $500,000. The criteria may be based on financial performance and/or personal performance evaluations. In the case of cash awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the measures established by the administrator must be specified in writing.

TRANSFERABILITY OF AWARDS. Unless the administrator determines otherwise, the 2005 Plan does not allow for the transfer of awards other than by beneficiary designation, will, or by the laws of descent or distribution and only the participant may exercise an award during his or her lifetime.

ADJUSTMENTS UPON MERGER OF CHANGE IN CONTROL. The 2005 Plan provides that in the event of a merger with or into another corporation or our "change in control," including the sale of all or substantially all of our assets, and certain other events, our board or the Committee may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award, accelerate the vesting of options and stock appreciation rights, and terminate any restrictions on stock awards or cash awards or provide for the cancellation of awards in exchange for a cash payment to the participant.

AMENDMENT AND TERMINATION OF THE 2005 PLAN. The administrator has the authority to amend, alter or discontinue the 2005 Plan, subject to the approval of the stockholders, and no amendment will impair the rights of any award, unless mutually agreed to between the participant and the administrator.

AMERICAN JOBS CREATION ACT OF 2004. The American Jobs Creation Act of 2004 contains deferred compensation provisions added as Section 409A of the Code. These provisions make compensation deferred under a nonqualified deferred compensation plan taxable on a current basis (or, if later, when vested), unless certain requirements are met. The Internal Revenue Service has recently issued proposed regulations on the provisions of Section 409A, and further guidance is expected to follow. The 2005 Plan provides that it is the intent of our company that all awards granted under the 2005 Plan will not cause an imposition of additional taxes provided by Section 409A of the Code, and that the 2005 Plan should be administered so that such taxes are not imposed.

OTHER PLANS

Our Board of Directors adopted the MicroIslet of Delaware 2000 Stock Option Plan in May 2002 and our stockholders approved it on May 28, 2002. All options granted by MicroIslet of Delaware prior to our acquisition of MicroIslet of Delaware were assumed by us and those options became exercisable for shares of our common stock. In January 2004 our Board amended the 2000 Plan to increase the number of shares reserved under the plan from 4,000,000 to 6,000,000, and to implement per person annual grant maximums. As a result of the approval of the 2005 Plan by our stockholders in November 2005, no additional options may be granted under the 2000 Plan. Options with respect to 3,992,485 shares are outstanding under the Prior Plan as of March 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2005:

                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                          BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
             PLAN CATEGORY                  WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
             -------------                  -------------------       -------------------     ------------------------
                                                     (a)                        (b)                      (c)
Equity compensation plans approved by
security holders (1)                              4,205,479 (2)              $1.12                   3,265,760

Equity compensation plans not approved
by security holders                               3,398,421 (3)              $4.20                          --
                                               -------------                                      --------------

Total                                             7,603,900                  $2.50                   3,265,760
                                               =============                                      =============


(1) At December 31, 2005, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2005 Equity Incentive Plan and the 2000 Stock Option Plan. Our Board of Directors adopted the 2005 Equity Incentive Plan in June 2005 and our stockholders approved it in November 2005. Our Board of Directors adopted the MicroIslet of Delaware 2000 Stock Option Plan and our stockholders approved it in May 2002. All options granted by MicroIslet of Delaware prior to our acquisition of MicroIslet of Delaware were assumed by us and those options became exercisable for shares of our common stock.

(2) Options representing 2,705,124 shares of common stock granted pursuant to the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 2,695,124 shares remain outstanding.

(3) Consists of individual stock options and warrant grants to employees, directors, consultants, and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Robert
W. Anderson, James R. Gavin III and Steven T. Frankel in November 2003. Options representing those 150,000 shares remain outstanding. Dr. Anderson, Dr. Gavin and Mr. Frankel are directors of our company. The option agreements entered into with each of Dr. Anderson, Dr. Gavin and Mr. Frankel are attached hereto as Exhibits 10.28, 10.29 and 10.30 respectively. In addition options representing a total of 460,000 shares of common stock were granted outside of the 2000 Stock Option Plan to five individuals in 2003 and 2004, none of whom is an officer or director of the company pursuant to the form of option agreement attached hereto as Exhibit 10.26. Of those, options representing 460,000 shares remain outstanding. Warrants representing 1,500,000 shares of common stock in the aggregate were granted to Donald Saunders, Thomas K. Russell and Mark C. Russell for services in connection with the merger of MicroIslet of Delaware and us in April 2002, as described in greater detail in Item 1 under the heading "History". Of those, warrants representing 1,500,000 shares remain outstanding. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 140,649 shares remain outstanding. Warrants representing 738,038 shares in the aggregate were granted in 2004 to finders in consideration of services rendered in connection with our March 2004 private placement. Of those, warrants representing 578,038 shares remain outstanding pursuant to the form of Warrant Agreement attached hereto as Exhibit
10.32. Warrants representing 638,334 shares in the aggregate were granted in 2004 to investor relations consulting firms in consideration of investor relations services rendered pursuant to the forms of Warrant Agreement attached hereto as Exhibit 10.32, 10.34, 10.35, 10.36 and 10.37. Of those, warrants representing 478,334 shares remain outstanding. Warrants representing 91,400 shares in the aggregate were granted in 2005 to finders in consideration of services rendered in connection with our December 2005 private placement pursuant to the form of warrant agent attached hereto as Exhibit 10.49.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2006, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors as a group. Except as otherwise indicated in the footnotes all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes each person listed has sole voting power with respect to the shares shown as beneficially owned.

                                                     Number of Shares
Name and Address of Beneficial Owner (1)           Beneficially Owned (2)        Percent of Class (2)
----------------------------------------          -----------------------        --------------------

John F. Steel IV                                          8,983,251 (3)                  20.4%

Richard Schoninger                                        3,190,850 (4)                   7.2%
667 Madison Avenue
New York, NY 10021

Don and Bonnie Saunders Family Trust                      2,588,497 (5)                   5.9%
900 E. Desert Inn Road, Apt. 521
Las Vegas, NV 89109

John J. Hagenbuch                                         3,834,852 (6)                   8.6%

Hartoun Hartounian, Ph.D.                                 1,112,710 (7) (11)              2.5%

William G. Kachioff                                         282,500 (7) (12)                *

Robert W. Anderson, M.D.                                    190,648 (7)                     *

Steven T. Frankel                                           144,000 (7)                     *

James R. Gavin III, M.D., Ph.D.                             628,148 (7)                   1.4%

Myron A. Wick III                                           404,210 (8)                     *

Bradley A. Geier                                            133,333 (9)                     *

Bertram E. Walls, M.D.                                            0                        --

All current executive officers and
directors as a group (9 in number)                        14,318,442 (10)                31.2%

* Less than one percent.

(1) Except as otherwise indicated, the address for each beneficial owner is 6370 Nancy Ridge Drive, Suite 112, San Diego, CA 92121.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 44,035,136 shares outstanding on March 1, 2006, adjusted as required by rules promulgated by the Commission.

(3) Excludes 10,000 shares held by Mr. Steel's daughter. Mr. Steel disclaims beneficial ownership of such shares, as he does not have voting or investment control over such shares.

(4) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr. Schoninger may be deemed to share voting and investment control with the child's mother. The ownership information for Mr. Schoninger in this table is based solely on information provided by Mr. Schoninger in June 2005.

(5) Don and Bonnie Saunders are the trustees of the Don and Bonnie Saunders Family Trust, and share voting and investment power over the 1,941,129 shares held by such trust. Also includes 647,368 shares held by Mr. Saunders and his wife as trustees of an irrevocable trust for which Mr. and Mrs. Saunders share voting and investment power. Excludes 850,000 shares subject to a warrant with an exercise price of $6.00 per share and 425,000 shares subject to a warrant with an exercise price of $12.00 per share, as these warrants are substantially out of the money. If and when Mr. and Mrs. Saunders determine to sell any of the 2,588,497 shares beneficially owned by them, or Mr. Saunders determines to sell any of the 1,275,000 shares subject to the warrants, they may do so only pursuant to a registration statement covering such resales. The ownership information for the Don and Bonnie Saunders Family Trust in this table is based solely on information provided by Mr. Saunders in March 2004 and certain updated information provided by our transfer agent.

(6) Includes 1,758,772 shares held by Jackson St. Partners; 1,337,200 shares held by a trust affiliated with Mr. Hagenbuch; and 10,000 shares held by Mr. Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Mr. Hagenbuch's spouse is the sister of John F. Steel IV. Also includes 728,880 shares subject to immediately exercisable warrants issued to a trust affiliated with Mr. Hagenbuch.

(7) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(8) Includes 121,794 shares of common stock beneficially owned by D-W Investments, L.L.C., over which Mr. Wick shares voting and investment control with James W. DeYoung, Walter D. Wick, Penelope W. DeYoung and Wendy W. Chase. Also includes 19,231 warrants held by D-W Investments that are exercisable within 60 days of March 1, 2006, 55,556 shares that are issuable upon exercise of options held by Mr. Wick that are exercisable within 60 days of March 1, 2006, and 29,167 shares that D-W Investments has the right to purchase from John
F. Steel IV within 60 days of March 1, 2006.

(9) Includes 100,000 shares held by a trust affiliated with Mr. Geier, and 33,333 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006.

(10) Includes 1,828,963 shares issuable upon exercise of options and warrants exercisable within 60 days of March 1, 2006.

(11) Hartoun Hartounian, Ph.D. resigned as our President and Chief Operating Officer and a director effective in February 2006.

(12) William G. Kachioff resigned as our Vice President, Finance and Chief Financial Officer effective in January 2006.

We are aware of no arrangements which may result in a change of control of MicroIslet.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2004, we sold to D-W Investments, L.L.C., 38,461 shares of common stock at a purchase price of $1.30 per share. In connection with the financing we also issued to the investor a five-year warrant to purchase 19,231 shares at $1.00 per share. Mr. Myron A. Wick III is the Managing Member of D-W Investments, L.L.C. and possesses voting and investment control over the shares held. In March 2004 we also issued 89,231 shares and a warrant to purchase 89,231 shares to Mr. Wick for placement agent services received in connection with the financing. The warrant has an exercise price of $1.30 per share and expires on March 16, 2006. Mr. Wick joined our Board of Directors in July 2004 and exercised his warrant on March 16, 2006.

As discussed in Part I, Item 3, our wholly owned subsidiary, MicroIslet of Delaware, and John F. Steel IV, our former Chairman and Chief Executive Officer, were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. We were obligated under our articles of incorporation, and MicroIslet of Delaware was obligated under its bylaws, to advance expenses to Mr. Steel for his defense of this lawsuit. From November 2004 to January 2006, we paid an aggregate of $432,352 in legal fees incurred by Mr. Steel in defense this action.


ITEM 13. EXHIBITS

------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
Exhibit No.  Description                           Filed        Incorporated    Form         Date Filed     Exhibit
                                                   Herewith     by Reference                                No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.1          Articles of Incorporation                                X         10-SB        Aug. 13, 1999  3.(a)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.2          Certificate of Amendment to the                          X         SB-2         July 25, 2002  3.2
             Articles of Incorporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.3          Amended and Restated Bylaws                X
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
4.1          Specimen Common Stock Certificate                        X         SB-2/A       Nov. 20, 2002  4.1
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.1         Amended and Restated 2000 Stock                          X         10-KSB       March 30,      10.1
             Option Plan, as amended and                                                     2004
             restated January 30, 2004*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.2         Form of Stock Option Grant Notice                        X         10-KSB       March 30,      10.2
             and Stock Option Agreement under                                                2005
             2000 Stock Option Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.3         Investment Banking Agreement dated                       X         SB-2         July 25, 2002  10.2
             October 22, 2001 between MicroIslet
             of Delaware and ASA Investment
             Company, as amended
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.4         License and Sponsored Research                           X         SB-2/A       Feb. 10, 2003  10.3
             Agreement dated September 15, 1998
             between MicroIslet of Delaware and
             Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.5         Amendment to License and Sponsored                       X         SB-2/A       Feb. 10, 2003  10.14
             Research Agreement dated February
             5, 1999 between MicroIslet of
             Delaware and Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.6         Research Service Agreement dated                         X         SB-2/A       Feb. 10, 2003  10.15
             November 20, 2002 between
             MicroIslet, Inc. and The Governors
             of the University of Alberta
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.7         Research Funding and Option                              X         10-KSB       March 28,      10.6
             Agreement dated February 20, 2003                                               2003
             between MicroIslet, Inc. and the
             Scripps Research Institute, a
             California nonprofit public benefit
             corporation +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.8         Standard Industrial/Commercial                           X         SB-2         July 25, 2002  10.6
             Multi-Tenant Lease dated July 3,
             2002 between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.9         First Amendment dated February 17,                       X         8-K          Feb. 24, 2005  99.1
             2005 to the Lease dated July 3,
             2002 between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.10        Warrant Agreement between ALD                            X         8-K          March 6,       2.1
             Services, Inc. and Pacific Stock                                                2002
             Transfer Company dated April 2,
             2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.11        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.8
             April 2, 2002, issued to Donald G.
             Saunders
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.12        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.9
             April 2, 2002, issued to Donald G.
             Saunders
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.13        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.10
             April 2, 2002, issued to Thomas K.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.14        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.11
             April 2, 2002, issued to Thomas K.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------




------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
Exhibit No.  Description                           Filed        Incorporated    Form         Date Filed     Exhibit
                                                   Herewith     by Reference                                No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

10.15        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.12
             April 2, 2002, issued to Mark C.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.16        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.13
             April 2, 2002, issued to Mark C.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.17        Employment Agreement between                             X         10-KSB       March 30,      10.15
             MicroIslet of Delaware and Hartoun                                              2004
             Hartounian dated June 23, 2000*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.18        Amendment Agreement dated January                        X         10-KSB       March 30,      10.16
             30, 2004 to Employment Agreement                                                2004
             between MicroIslet of Delaware and
             Hartoun Hartounian dated June 23,
             2000*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.19        Employment Agreement between                             X         10-KSB       March 28,      10.15
             MicroIslet, Inc. and William                                                    2003
             Kachioff dated May 1, 2002*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.20        Amendment Agreement dated January                        X         10-KSB       March 30,      10.18
             30, 2004 to Employment Agreement                                                2004
             between MicroIslet, Inc. and
             William Kachioff dated May 1, 2002*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.21        Warrant Agreement, dated April 11,                       X         SB-2         April 15,      10.19
             2003 between MicroIslet, Inc. and                                               2003
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.22        Warrant Agreement, dated May 12,                         X         8-K          May 13, 2003   10.2
             2003 between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.23        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.2
             2003 between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.24        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.4
             2003 between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.25        Amended and Restated Securities                          X         8-K          Nov. 3, 2003   10.1
             Purchase Agreement dated October
             31, 2003 between MicroIslet, Inc.
             and the purchasers named therein
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.26        Form of Warrant dated October 31,                        X         8-K          Nov. 3, 2003   10.2
             2003
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.27        Form of Special Stock Option used                        X         S-8          Sept. 26,      99.2
             in connection with option grants                                                2003
             outside of MicroIslet, Inc.'s stock
             option plans*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.28        Special Stock Option granted to                          X         10-KSB       March 30,      10.34
             Robert W. Anderson on November 10,                                              2004
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.29        Special Stock Option granted to                          X         10-KSB       March 30,      10.35
             James R. Gavin III on November 10,                                              2004
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.30        Special Stock Option granted to                          X         10-KSB       March 30,      10.36
             Steven T. Frankel on November 10,                                               2004
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.31        Form of Securities Purchase                              X         10-KSB       March 30,      10.37
             Agreement dated as of March 16, 2004                                            2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.32        Form of Warrant Agreement dated as                       X         10-KSB       March 30,      10.38
             of March 16, 2004                                                               2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------




------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
Exhibit No.  Description                           Filed        Incorporated    Form         Date Filed     Exhibit
                                                   Herewith     by Reference                                No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

10.33        Table of Special Stock Options                           X         10-KSB       March 30,      10.39
             granted outside of MicroIslet,                                                  2005
             Inc.'s Stock Option plans*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.34        Warrant Agreement, dated January                         X         10-QSB       May 13, 2004   10.3
             30, 2004, between MicroIslet, Inc.
             and Strategic Growth International,
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.35        Warrant Agreement, dated April 1,                        X         S-2          May 28, 2004   10.42
             2004, between MicroIslet, Inc. and
             BetaDynamics, LLC
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.36        Warrant Agreement, dated April 1,                        X         S-2          May 28, 2004   10.43
             2004, between MicroIslet, Inc. and
             SBI Brightline VII, LLC
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.37        Warrant Agreement, dated May 25,                         X         10-QSB       Aug. 13, 2004  10.3
             2004, between MicroIslet, Inc. and
             Strategic Growth International, Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.38        MicroIslet, Inc. Executive                               X         10-QSB/A     Feb. 15, 2005  10.1
             Performance Cash Bonus Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.39        Summary Sheet of Director                  X
             Compensation*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.40        Undertaking to Repay Costs dated                         X         10-QSB       Sept. 27,      10.1
             April 21, 2005                                                                  2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.41        Second Amendment Agreement with                          X         8-K          June 22, 2005  99.1
             Hartoun Hartounian, Ph.D., dated
             June 16, 2005*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.42        Second Amendment Agreement with                          X         8-K          June 22, 2005  99.2
             William G. Kachioff dated June 16,
             2005*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.43        2005 Equity Incentive Plan of                            X         POS AM to    Nov. 23, 2005  10.51
             MicroIslet, Inc.*                                                  SB-2
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.44        Form of Stock Option Grant Notice                        X         8-K          Jan. 19, 2006  99.1
             and Stock Option Agreement under
             2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.45        Form of Stock Award Agreement under                      X         8-K          Jan. 19, 2006  99.2
             2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.46        System lease dated August 23, 2005                       X         10QSB        Nov. 14, 2005  10.1
             between MicroIslet, Inc. and
             Beckman Coulter Corporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.47        Securities Purchase Agreement dated                      X         8-K          Dec. 27, 2005  99.1
             as of December 23, 2005 between
             MicroIslet, Inc. and certain
             purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.48        Registration Rights Agreement dated                      X         8-K          Dec. 27, 2005  99.2
             as of December 23, 2005 between
             MicroIslet, Inc. and certain
             investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.49        Form of Warrant dated December 23,                       X         8-K          Dec. 27, 2005  99.3
             2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.50        Long Term Supply Agreement dated                         X         8-K/A        Jan. 1, 2006   99.2
             November 15, 2005 between
             MicroIslet, Inc. and Mayo
             Foundation for Medical Education
             and Research +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.51        Professional Services Agreement                          X         8-K          Jan. 19, 2006  99.3
             dated January 18, 2006 between
             MicroIslet, Inc. and Resources
             Connection, LLC*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------




------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
Exhibit No.  Description                           Filed        Incorporated    Form         Date Filed     Exhibit
                                                   Herewith     by Reference                                No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

10.52        Stock Option Agreement dated               X
             January 20, 2006 between
             MicroIslet, Inc. and James R. Gavin
             III, M.D., Ph.D.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.53        Employment Agreement dated March           X
             28, 2006 between MicroIslet, Inc.
             and James R. Gavin III, M.D., Ph.D.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.54        Professional Services Agreement            X
             dated March 30, 2006 between
             MicroIslet, Inc. and Kevin A.
             Hainley*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
21.1         List of Subsidiaries of MicroIslet,                      X         SB-2         July 25, 2002  21.1
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
23.1         Consent of  Independent Registered         X
             Public Accounting Firm.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
24.1         Power of Attorney (included as a           X
             part of the signature page attached
             hereto)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
31.1         Certification of James R. Gavin            X
             III, M.D., Ph.D., Principal
             Executive Officer, pursuant to Rule
             13a-14(a) or 15d-14(a) of the
             Securities Exchange Act of 1934, as
             adopted pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
31.2         Certification of Kevin A. Hainley,         X
             Principal Financial Officer,
             pursuant to Rule 13a-14(a) or
             15d-14(a) of the Securities
             Exchange Act of 1934, as adopted
             pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
32.1         Certificate pursuant to 18 U.S.C.          X
             Section 1350, as adopted pursuant
             to Section 906 of the
             Sarbanes-Oxley Act of 2002,
             executed by James R. Gavin III,
             M.D., PhD, Principal Executive
             Officer, and Kevin A. Hainley,
             Principal Financial Officer
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to MicroIslet by Deloitte & Touche LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

TYPE OF FEE                                         2005             2004
-----------                                    -------------     -------------
Audit Fees (1)                                 $     321,200     $      97,900
Audit Related Fees (2)                                13,500             8,300
Tax Fees (3)                                           9,700             8,500
All Other Fees (4)                             -------------     -------------
Total                                          $     344,400     $     114,700
                                               =============     =============

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for 2005 also include fees incurred in connection with the restatement of our financial statements for the fiscal year ended December 31, 2004, and with the restatement of our unaudited financial statements for the quarter ended March 31, 2005.

(2) Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.

(4) All Other Fees consist of fees for products and services other than the services reported above. No Other Fees were billed during the fiscal years ended December 31, 2005 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement with such firm, including: such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. In addition, the Audit Committee has authorized the Chair of the Committee to pre-approve audit and non-audit services to be provided by the principal independent registered public accounting firm (to the extent such services are not subject to the pre-approval policies and procedures specified above), on a case-by-case basis, provided the fees and expenses for such services pre-approved by the Chair of the Committee shall not exceed $25,000 per engagement without further approval of the full Committee. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Deloitte & Touche LLP in providing services to us for the fiscal year ended December 31, 2005 and has concluded that such services are compatible with such firm's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROISLET, INC.


By: /S/ JAMES R GAVIN III                           Date: April 6, 2006
    ---------------------
    James R. Gavin III, M.D., Ph.D
    Interim President and Chief Executive Officer
    (Principal Executive Officer)

Each person whose signature appears below hereby severally constitutes and appoints James R. Gavin III and Kevin A. Hainley, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature                                                        Title                             Date
---------                                                        -----                             ----

/S/ JAMES R. GAVIN III                           Interim President and Chief Executive       April 6, 2006
-----------------------------------              Officer and Director
James R. Gavin III, M.D., Ph.D                   (Principal Executive Officer)

/S/ KEVIN A. HAINLEY                             Interim Chief Financial Officer             April 6, 2006
-----------------------------------              (Principal Financial and Accounting
Kevin A. Hainley                                 Officer)

                                                 Chairman and Director                       April 6, 2006
-----------------------------------
John J. Hagenbuch

/S/ MYRON A. WICK III                            Vice Chairman and Director                  April 6, 2006
-----------------------------------
Myron A. Wick III

/S/ ROBERT W. ANDERSON                           Director                                    April 6, 2006
-----------------------------------
Robert W. Anderson, M.D.

/S/ JOHN F. STEEL IV                             Director                                    April 6, 2006
-----------------------------------
John F. Steel IV

/S/ STEVEN T. FRANKEL                            Director                                    April 6, 2006
-----------------------------------
Steven T. Frankel

/S/ BRADLEY A. GEIER                             Director                                    April 6, 2006
-----------------------------------
Bradley A. Geier

/S/ BERTRAM E. WALLS                             Director                                    April 6, 2006
-----------------------------------
Bertram E. Walls, M.D.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page


Report of Independent Registered Public Accounting Firm                     F-2

                        CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Shareholders' Equity                             F-5
Consolidated Statements of Cash Flows                                       F-10
Notes to Consolidated Financial Statements                                  F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MicroIslet, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of MicroIslet, Inc. and subsidiary, a development stage company, (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroIslet, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and negative operating cash flows through December 31, 2005, and as of that date the Company's cash position was $4.5 million. Management has projected that cash on hand will be sufficient to allow the Company to continue its operations only through the first half of 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

San Diego, California
April 6, 2006



                                            MICROISLET, INC.
                                     (A Development Stage Company)
                                      Consolidated Balance Sheets


                                                                          December 31,    December 31,
                                                                              2005            2004
                                                                          ------------    ------------
ASSETS

Current Assets:
         Cash and cash equivalents                                        $  4,518,846    $  8,777,364
         Grant receivable                                                      102,971              --
         Other receivables                                                     133,811              --
         Prepaid expenses                                                      154,001         223,284
                                                                          ------------    ------------

                  Total current assets                                       4,909,629       9,000,648
                                                                          ------------    ------------

Property and equipment, net                                                    359,042         203,018
Patents, net                                                                    10,574          11,048
Deposits and other assets                                                       55,210          57,602
                                                                          ------------    ------------

                  Total assets                                            $  5,334,455    $  9,272,316
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                 $    509,572    $    116,465
         Accrued payroll                                                       261,167         215,755
         Accrued legal and other expenses                                      438,647          61,050
         Current portion of capital lease obligation                            33,029              --
                                                                          ------------    ------------

                  Total current liabilities                                  1,242,415         393,270
                                                                          ------------    ------------

Capital lease obligation - net of current portion                               60,228              --
                                                                          ------------    ------------

                  Total liabilities                                          1,302,643         393,270
                                                                          ------------    ------------

Commitments (Note 5)

Stockholders' Equity:
         Convertible preferred stock - $.001 par value: 10,000,000
              shares authorized; zero shares issued and outstanding
              at December 31, 2005 and December 31, 2004                            --              --
         Common stock - $.001 par value: 100,000,000 shares authorized;
              42,545,161 and 39,646,846 shares issued and outstanding
              at December 31, 2005 and December 31, 2004, respectively          42,545          39,647
         Additional paid-in capital                                         34,091,751      30,435,917
         Deficit accumulated during the development stage                  (30,102,484)    (21,596,518)
                                                                          ------------    ------------
                  Total stockholders' equity                                 4,031,812       8,879,046
                                                                          ------------    ------------

                  Total liabilities and stockholders' equity              $  5,334,455    $  9,272,316
                                                                          ============    ============



                            See notes to consolidated financial statements.








                                       MICROISLET, INC.
                                (A Development Stage Company)
                            Consolidated Statements of Operations


                                                                              August 21, 1998
                                                          Year Ended        (Date of Inception)
                                                         December 31,               to
                                                ----------------------------    December 31,
                                                    2005            2004            2005
                                                ------------    ------------    ------------



Grant revenue                                   $    152,971    $         --    $    562,761

Expenses:
     Research and development expenses             5,637,478       2,913,213      15,913,705
     General and administrative expenses           3,154,184       3,711,392      14,866,471
                                                ------------    ------------    ------------
          Operating expenses                      (8,791,662)     (6,624,605)    (30,780,415)
                                                                ------------    ------------
          Loss from operations                    (8,638,691)     (6,624,605)    (30,217,415)
                                                ------------    ------------    ------------

Other income (expense):
     Interest income                                 149,244         110,666         313,793
     Interest expense                                 (4,603)           (194)       (177,498)
     Other                                           (11,916)         (4,327)        (21,364)
                                                ------------    ------------    ------------
              Total other income                     132,725         106,145         114,931
                                                ------------    ------------    ------------

              Net loss                          $ (8,505,966)   $ (6,518,460)   $(30,102,484)
                                                ============    ============    ============

Basic and diluted net loss per share            $       (.21)   $       (.17)   $      (1.25)
                                                ============    ============    ============

Weighted average number of shares outstanding
     used in calculation                          40,180,567      37,478,449      24,071,817



                       See notes to consolidated financial statements.

                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2005

                                                                                        ADDITIONAL
                                     PREFERRED STOCK              COMMON STOCK            PAID-IN      ACCUMULATED
                                  SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL        DEFICIT         TOTAL
                                -----------   -----------   -----------   -----------   -----------    -----------    -----------

Sale of common stock to
  founders, August 21, 1998              --            --    12,594,203   $    12,594   $   (12,110)            --    $       484

Stock issued pursuant to
  license agreement,
  September 15, 1998                     --            --       344,586           345          (323)            --             22
                                -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998               --            --    12,938,789   $    12,939   $   (12,433)            --    $       506
                                ===========   ===========   ===========   ===========   ===========    ===========    ===========

Sale of preferred stock, net:
  May 4, 1999                        82,888   $        83            --            --       186,417             --        186,500

Net loss                                 --            --            --            --            --    $   (72,775)       (72,775)
                                -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999           82,888   $        83    12,938,789   $    12,939   $   173,984    $   (72,775)   $   114,231
                                ===========   ===========   ===========   ===========   ===========    ===========    ===========

Sale of common stock, net:
  January 20, 2000                       --            --     1,706,679         1,707       498,293             --        500,000
  January 24, 2000                       --            --       500,080           500          (468)            --             32

Payments received in
  advance of January 1, 2001
  stock issuance                         --            --            --            --       500,000             --        500,000

Compensation expense
  related to options issued
  in exchange for services               --            --            --            --       211,022             --        211,022

Net loss                                 --            --            --            --            --       (965,235)      (965,235)
                                -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000           82,888   $        83    15,145,548   $    15,146   $ 1,382,831    $(1,038,010)   $   360,050


                                                                                                                        (Continued)

                                           See notes to consolidated financial statements.








                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2005

                                                                                      ADDITIONAL
                                  PREFERRED STOCK             COMMON STOCK              PAID-IN       ACCUMULATED
                                SHARES       AMOUNT       SHARES         AMOUNT         CAPITAL         DEFICIT           TOTAL
                              -----------  ---------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000         82,888  $      83     15,145,548   $     15,146    $  1,382,831    $ (1,038,010)   $    360,050
                              ===========  =========   ============   ============    ============    ============    ============

Sale of common stock, net:
  January 1, 2001                      --         --       1,706,679          1,707        498,293              --         500,000
  July 2, 2001                         --         --          52,094             52         99,948              --         100,000
  November 2, 2001                     --         --         166,668            166        887,334              --         887,500

Stock issued pursuant to
  license agreement,
  October 16, 2001                     --         --         344,586            345      2,067,173              --       2,067,518

Compensation expense
  related to options issued
  in exchange for services             --         --              --             --      1,340,746              --       1,340,746

Net loss                               --         --              --             --             --      (4,894,096)     (4,894,096)
                              -----------  ---------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2001         82,888  $      83     17,415,575   $     17,416    $  6,276,325    $ (5,932,106)   $    361,718
                              ===========  =========   ============   ============    ============    ============    ============

Sale of common stock, net:
  April 24, 2002                       --         --        504,620            505       2,430,351              --       2,430,856
  May 13, 2002                         --         --         10,000             10          53,990              --          54,000
  May 15, 2002                         --         --          8,333              8          44,992              --          45,000
  August 31, 2002                      --         --         16,334             17          88,185              --          88,202

33,334 shares of common
  stock due pursuant to
  investment banking
  agreement                            --         --              --             --       (200,000)             --        (200,000)

Conversion of preferred
  stock to common stock           (82,888)       (83)      1,295,332          1,295         (1,212)             --              --

Issuance of shares in merger
  with ALD Services, Inc.              --         --       3,408,398          3,408         (3,408)             --              --

Reverse merger warrant
  expense                              --         --              --             --      3,477,723              --       3,477,723

Compensation expense
  related to options issued
  in exchange for services             --         --              --             --        331,473              --         331,473

Net loss                               --         --              --             --             --      (6,106,135)     (6,106,135)
                              -----------  ---------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2002             --  $      --     22,658,592   $     22,659    $ 12,498,419    $(12,038,241)   $    482,837


                                                                                                                         (Continued)

                                           See notes to consolidated financial statements.


                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                              For the period August 21, 1998 (Date of Inception) to December 31, 2005

                                                                                        ADDITIONAL
                                   PREFERRED STOCK               COMMON STOCK             PAID-IN      ACCUMULATED
                                SHARES         AMOUNT        SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                              ------------   ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002              --   $       --     22,658,592   $     22,659   $ 12,498,419   $(12,038,241)   $    482,837
                              ============   ==========   ============   ============   ============   ============    ============

Sale of common stock, net:
  June 26, 2003                         --           --        500,000            500        249,500             --         250,000
  September 4, 2003                     --           --      1,000,600          1,001        399,429             --         400,430
  October 31, 2003                      --           --      1,080,000          1,080        468,984             --         470,064

Common stock sold to
  related party,
  October 31, 2003                      --           --        300,000            300        149,700             --         150,000

Common stock sold under
  agreement with Fusion
  Capital, net                          --           --      1,017,505          1,018        533,645             --         534,663

  Common stock issued
  under Agreement with
  Fusion Capital as
  issuance cost                         --           --        501,468            501           (501)            --              --

Compensation expense
  related to options issued
  in exchange for services              --           --             --             --        253,717             --         253,717

Common stock issued in
  conversion of related
  party debt                            --           --      1,022,200          1,022        510,078             --         511,100

Stock issued on exercise of
  employee stock options                --           --         30,000             30         11,870             --          11,900

Warrants issued in relation
  to related party debt                 --           --             --             --        142,300             --         142,300

Common stock issued as
  commission                            --           --         33,334             33        199,967             --         200,000

Net loss                                --                          --             --             --     (3,039,817)     (3,039,817)
                              ------------   ----------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003              --   $       --     28,143,699   $     28,144   $ 15,417,108   $(15,078,058)   $    367,194
                              ============   ==========   ============   ============   ============   ============    ============


                                                                                                                         (Continued)

                                           See notes to consolidated financial statements.







                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                               For the period August 21, 1998 (Date of Inception) to December 31, 2005

                                                                                        ADDITIONAL
                                    PREFERRED STOCK              COMMON STOCK             PAID-IN      ACCUMULATED
                                 SHARES         AMOUNT       SHARES         AMOUNT        CAPITAL        DEFICIT           TOTAL
                               ------------   ---------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003               --   $      --     28,143,699   $     28,144   $ 15,417,108   $(15,078,058)   $    367,194
                               ============   =========   ============   ============   ============   ============    ============

Sale of common stock, net:
  March 16, 2004                         --          --      9,923,449          9,923     11,748,783             --      11,758,706

Common stock sold under
  agreement with Fusion
  Capital                                --          --        415,094            415        499,587             --         500,002

Stock issued on exercise of
  employee stock options                 --          --        498,661            499        205,022             --         205,521

Stock issued on exercise
  of warrants                            --          --        665,943            666        541,736             --         542,402

Compensation expense
  related to options issued
  in exchange for services               --          --             --             --        354,478             --         354,478

Compensation expense
  related to warrants issued
  in exchange for services               --          --             --             --      1,669,203             --       1,669,203


Net loss                                 --          --             --             --             --     (6,518,460)     (6,518,460)
                               ------------   ---------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004               --   $      --     39,646,846   $     39,647   $ 30,435,917   $(21,596,518)   $  8,879,046
                               ============   =========   ============   ============   ============   ============    ============



                                                                                                                         (Continued)



                                           See notes to consolidated financial statements.

                                                          MICROISLET, INC.
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                               For the period August 21, 1998 (Date of Inception) to December 31, 2005

                                                                                       ADDITIONAL
                                   PREFERRED STOCK              COMMON STOCK             PAID-IN      ACCUMULATED
                                SHARES        AMOUNT        SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                              ------------   ---------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004              --   $      --     39,646,846   $     39,647   $ 30,435,917   $(21,596,518)   $  8,879,046
                              ============   =========   ============   ============   ============   ============    ============

Sale of common stock, net:
  December 23, 2005                     --          --      2,285,000          2,285      2,971,333             --       2,973,618

Common stock sold under
  agreement with Fusion
  Capital                               --          --         37,066             37         39,963             --          40,000

Stock issued on exercise o
  employee stock options                --          --            100             --             55             --              55

Stock issued on exercise
  of warrants                           --          --        576,149            576        533,495             --         534,071

Compensation expense
  related to options issued
  in exchange for services              --          --             --             --        110,988             --         110,988

Net loss                                --          --             --             --             --     (8,505,966)     (8,505,966)
                              ------------   ---------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2005              --   $      --     42,545,161   $     42,545   $ 34,091,751   $(30,102,484)   $  4,031,812
                              ============   =========   ============   ============   ============   ============    ============


                                                                                                                         (Concluded)




                                           See notes to consolidated financial statements.







                                               MICROISLET, INC.
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows

                                                                                                August 21, 1998
                                                                                             (Date of Inception)
                                                                 Year Ended       Year Ended          to
                                                                 December 31,    December 31,    December 31,
                                                                     2005           2004             2005
                                                                 ------------    ------------    ------------


Cash flows from operating activities:
     Net loss                                                    $ (8,505,966)   $ (6,518,460)   $(30,102,484)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Warrant compensation expense                                     --       1,669,203       5,146,926
          Interest paid with warrant                                       --              --         142,300
          In process research and development
             acquired for common stock                                     --              --       2,067,518
          Compensation paid with stock options                        110,988         354,478       2,602,423
          Depreciation and amortization                                93,320          50,731         250,961
          Loss on disposal of equipment                                    --              --          18,233
Changes in operating assets and liabilities:
     Deposits and other assets                                          2,392          (7,392)        (67,680)
     Grant receivable                                                (102,971)             --        (102,971)
     Other receivables                                               (133,811)         16,242        (133,811)
     Prepaid expenses                                                  69,283        (157,435)       (154,001)
     Accounts payable and accrued expenses                            816,116         211,812       1,439,347
     Research expenses due to stockholder                                  --        (230,000)             --
                                                                 ------------    ------------    ------------

               Net cash used in operating activities               (7,650,649)     (4,610,821)    (18,893,239)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                          --              --           1,000
     Proceeds from property and equipment                            (142,876)       (148,323)       (551,346)
                                                                 ------------    ------------    ------------

               Net cash used in investing activities                 (142,876)       (148,323)       (550,346)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
     Payments made on capital lease obligation                        (12,737)             --         (12,737)
     Loan from related parties                                             --              --         525,000
     Repayment of loan from related parties                                --              --         (25,000)
     Proceeds from sale of common stock, net of offering costs      3,013,618      13,006,631      21,787,967
     Proceeds from exercise of stock options and warrants             534,126              --       1,500,701
     Proceeds from sale of preferred stock                                 --              --         186,500
                                                                 ------------    ------------    ------------

               Net cash provided by financing activities            3,535,007      13,006,631      23,962,431
                                                                 ------------    ------------    ------------

               Net (decrease) increase in cash and
                 cash equivalents                                  (4,258,518)      8,247,487       4,518,846

Cash and cash equivalents at beginning of period                    8,777,364         529,877              --
                                                                 ------------    ------------    ------------

Cash and cash equivalents at end of period                       $  4,518,846    $  8,777,364    $  4,518,846
                                                                 ============    ============    ============


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

                                              MICROISLET, INC.
                                       (A Development Stage Company)
                                   Consolidated Statements of Cash Flows

                                                                                            August 21, 1998
                                                                                          (Date of Inception)
                                                                Year Ended     Year Ended        to
                                                                December 31,   December 31,   December 31,
                                                                    2005          2004           2005
                                                                ------------   ------------   ------------


Supplemental disclosures of cash flow information:
Interest paid                                                   $      4,604   $        194   $     12,906
Income taxes paid                                               $      1,600   $      1,575   $      2,730


Supplemental disclosures of non-cash activities:
     Conversion of loan from related parties to common stock    $         --   $         --   $    510,078

In-process research and development
          acquired for common stock                             $         --   $         --   $  2,067,518
     Common stock issued as commission
          for offering of common stock                          $         --   $    116,000   $    315,967
     Warrants issued in debt transaction                        $         --   $         --   $    142,300
     Compensation paid with warrant related to reverse merger   $         --   $         --   $  3,477,723
     Compensation expense related to options issued             $    110,988   $    354,478   $  2,602,423
     Compensation expense related to warrants issued            $         --   $  1,669,203   $  5,146,926
     Common stock issued to founders                            $         --   $         --   $    (12,110)
     Shares issued pursuant to investment banking agreement     $         --   $         --   $   (200,000)
     Common stock issued related to reverse merger              $         --   $         --   $ 20,450,388
     Assets acquired under capital lease                        $    105,994   $         --   $    105,994




                              See notes to consolidated financial statements.

MICROISLET, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business
-----------------------

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 ("Inception") to December 31, 2005, and the financial results of the Company (which functions as a holding company after the Merger) for the post-merger period from April 24, 2002 through December 31, 2005.

In October 2005, the Company was awarded a three year $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institutes of Health ("NIH"), $153,000 of which had been awarded as of December 31, 2005. The grant will be used to further develop the Company's islet cell transplantation technology for treatment of insulin-dependent diabetes. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $8.5 million and $6.5 million and negative operating cash flows of $7.7 million and $4.6 million for 2005 and 2004, respectively, and had an accumulated deficit of $30.1 million as of December 31, 2005. As of that date, the Company's cash position was $4.5 million. Management has projected that cash on hand will only be sufficient to allow the Company to continue its operations through the first half of 2006.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition, the Company will continue to seek funding in the form of grants for its scientific research.

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

The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board ("FASB"), since it has derived only minimal revenues from its activities to date.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company has cash in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005 and 2004, the Company had cash in excess of FDIC insured limits.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to five years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Repairs and maintenance expenses are charged to expense as incurred.

Impairment of Long Lived Assets
-------------------------------

All long-lived assets are reviewed for potential impairment in value whenever events or changes in circumstances indicate a carrying value of an asset may not be recoverable under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." Impairment is determined by comparing future projected undiscounted cash flows to be generated by the asset to its carrying value. If impairment is identified, a loss would be recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Intangible Assets
-----------------

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized; however, these assets are reviewed at least annually for impairment. Intangible assets with finite lives are to be amortized using a straight line method over the useful life of 17 years.

The Company carries no goodwill on its books for the years ended December 31, 2005 and 2004. Further, during fiscal years 2005 and 2004, the Company had no material impairments of intangible assets, which consist of primarily patents.

Fair Value of Financial Instruments
-----------------------------------

At December 31, 2005 and 2004, the Company's financial instruments included cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments.

Grant Revenue
-------------

The Company recognizes grant revenue as qualifying research expenses per the grant agreement are incurred.

Research and Development
------------------------

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Stock-based Compensation
------------------------

In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123(R)"), "Share-Based Payment." SFAS No. 123(R) will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to common stock. On April 14, 2005, the U.S. Securities and Exchange Commission ("SEC") adopted a new rule amending the compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for the Company in the fiscal year starting January 1, 2006. The SEC also issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides interpretive guidance to assist issuers in their initial implementation of SFAS No. 123(R).

The Company has not yet completed the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS No. 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on the Company's financial condition and results of operations.

Prior to the SFAS No. 123(R) effective date of January 1, 2006, the Company has accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 and related interpretations for all periods presented. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount the employee or director must pay to acquire the stock. The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and earnings per share on a pro forma basis would have been as follows:

                                                                                     August 21, 1998
                                                                                   (Date of Inception) to
                                                                                        December 31
                                                            2005            2004            2005
                                                        ------------    ------------    ------------
Net loss attributable to common shareholders,
     as reported                                        $ (8,505,966)   $ (6,518,460)   $(30,102,484)

Add: Stock based employee compensation
     included in reported net loss attributable to
        common shareholders                                       --           7,700         733,589

Deduct: Stock-based employee compensation expense
   determined under the fair value
   method for all awards                                    (378,609)       (642,739)     (3,887,122)
                                                        ------------    ------------    ------------


Proforma net loss attributable to common shareholders   $ (8,884,575)   $ (7,153,499)   $(33,256,017)
                                                        ============    ============    ============

Net loss per share:
     Basic and diluted - as reported                    $       (.21)   $       (.17)   $      (1.25)
                                                        ============    ============    ============

     Basic and diluted - proforma                       $       (.22)   $       (.19)   $      (1.38)
                                                        ============    ============    ============

The fair value of these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                          YEAR ENDED
                                              ----------------------------------
                                              DEC. 31, 2005       DEC. 31, 2004
                                              -------------       -------------

Risk free interest rate                                  3%                  3%
Dividend yield                                         None                None
Volatility                                              77%                120%
Weighted average expected life                      5 years             5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Deferred charges for options granted to non-employees (excluding directors) are determined in accordance with SFAS No. 123 ("SFAS No. 123") "Share Based Payment" and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Options granted to non-employees are periodically remeasured as the underlying options vest or as services are performed, and the related compensation expense is recorded over the vesting term or until counterparty performance is complete, as applicable.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

Segment Reporting
-----------------

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123(R)"), "Share-Based Payment." As a result, the Company will be required, beginning in the quarter ending March 31, 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement has not been determined.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect the Company's financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. There is no current financial impact to the Company as a result of FIN No. 47.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to significantly affect the Company's financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Task Force in EITF No. 05-6. The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF No. 05-6 did not affect the Company's financial condition or results of operations.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                          2005           2004
                                                        ---------     ---------
PROPERTY AND EQUIPMENT, NET:
Laboratory equipment                                    $ 446,745     $ 225,271
Computer equipment                                         70,298        65,231
Furniture and fixtures                                     62,685        40,356
Leasehold improvements                                     14,488        14,488
                                                        ---------     ---------
                                                        $ 594,216     $ 345,346

Less accumulated depreciation and amortization           (235,174)     (142,328)
                                                        ---------     ---------

                                                        $ 359,042     $ 203,018
                                                        =========     =========

Depreciation expense associated with property and equipment was $92,846 and $50,257 for the years ended December 31, 2005 and 2004, respectively, and $247,643 from Inception through December 31, 2005. At December 31, 2005 and 2004, assets acquired under capital leases totaled $105,994 and zero with accumulated depreciation of $8,883 and zero, respectively. Depreciation of assets acquired under the capital lease was $8,883 and zero for the years ended December 31, 2005 and 2004, respectively.

PATENTS, NET:
Patents                                                 $  13,892     $  13,892
Less accumulated amortization                              (3,318)       (2,844)
                                                        ---------     ---------

                                                        $  10,574     $  11,048
                                                        =========     =========

Amortization expense related to amortizable intangible assets was $474 for fiscal years 2005 and 2004 and $3,318 from Inception through December 31, 2005. Based solely on the amortizable intangible assets as of December 31, 2005, the estimated annual amortization expense of intangible assets for each of the next five years is $474 and $8,204 thereafter. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments or abandonments, and other relevant factors.

Accounts payable at December 31, 2005 include $90,000 severance due the former Chief Financial Officer. Accrued liabilities at December 31, 2005 consist of $438,647 related to the legal settlement accrual.

NOTE 4. LICENSE AND COLLABORATION AGREEMENTS

In September 1998, the Company entered into a license agreement with Duke University ("Duke"). Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology, which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of approximately $450,000 from August 21, 1998 (inception) to December 31, 2001. The Company did not sponsor any research during 2005, 2004, 2003 or 2002.

In November 2002 the Company began a two year collaboration with the University of Alberta, Edmonton (Canada). This facility is assisting the Company with transplantation surgery and subsequent monitoring in animal models. In November 2004 the terms of this arrangement were extended an additional two years. Under the terms of the arrangement, the Company paid this facility approximately $53,754 and $15,000 during the years ended December 31, 2005 and 2004, respectively, and has agreed to pay this facility a maximum of $100,000 per year based on services requested and provided as agreed upon from time to time.

The Company has also entered into two broad collaboration agreements in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute ("TSRI"). Under the terms of these agreements, the Company and TSRI are conducting preclinical studies utilizing the Company's proprietary technologies. The first agreement entered into in August 2004 calls for the Company to fund TSRI in the amount of approximately $450,000 over a three year period. The second agreement entered into in July 2005 calls for the Company to fund approximately $610,000 over a two year period. The Company paid TSRI approximately $367,160 and $434,000 during the years ended December 31, 2005 and 2004, respectively.

In May 2004, the Company has also entered into a collaboration agreement with the California National Primate Research Center at the University of California, Davis, in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. In exchange for research services received, the agreement calls for the Company to fund research in the amount of approximately $1.3 million over a three year period ending May 2007. The Company paid to the University of California, Davis, approximately $115,000 and $120,000 during the years ended December 31, 2005 and 2004, respectively.


NOTE 5. COMMITMENTS

OPERATING LEASE COMMITMENTS. The Company has office and laboratory facilities under non-cancelable operating leases. The Company leases approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $17,000 per month. The lease has scheduled rent increases each year and expires on February 28, 2008.

Rent expense was $268,742 and $264,758 for the years ended December 31, 2005 and 2004, respectively, and $971,397 from August 21, 1998 (inception) to December 31, 2005. Future minimum rental payments under all non-cancelable operating lease commitments as of December 31, 2005 are as follows:

         YEAR ENDING DECEMBER 31:

                  2006                                            $     250,353
                  2007                                                  256,143
                  2008                                                   43,064
                                                                  -------------

                  Total                                           $     549,560
                                                                  =============

CAPITAL LEASE COMMITMENTS. In August 2005, the Company acquired an equipment system under a three-year capital lease obligation. This capital lease provides the Company with the option at the expiration of the lease term to purchase the system for a price of one dollar ($1.00). Future minimum payments under the capital lease as of December 31, 2005 are as follows:

         YEAR ENDING DECEMBER 31:

                  2006                                            $      41,592
                  2007                                                   41,592
                  2008                                                   24,266
                                                                  -------------

                  Total                                                 107,450
                   Less amount representing interest                    (14,193)
                                                                  -------------
                   Present value of net lease payments                   93,257
                   Less current portion                                 (33,029)
                                                                  -------------
                   Long-term portion of obligation                $      60,228
                                                                  =============


NOTE 6. SIGNIFICANT CONTRACTS AND GRANTS

Mayo Long-term Supply Agreement
-------------------------------

In November 2005, the Company entered into a long-term strategic supply agreement with the Mayo Foundation for Medical Education and Research ("Mayo") under which Mayo will supply designated pathogen free pigs to the Company for use in development of MicroIslet-P(TM). This agreement was the contemplated long-term replacement of the Company's short-term supply agreement. Under the terms of the new agreement, Mayo will supply MicroIslet substantially all of its non-transgenic porcine islet production for a period of three to seven years.

Under the contract, regardless of the number of pigs ordered, the Company shall pay Mayo a monthly fee of approximately $100,000 per month. Mayo can increase the monthly fee at specific times throughout the contract limited by a CPI calculation. The contract also limits the Company to the maximum purchase 20 pigs per month.

In addition to the monthly fee, the Company agreed to provide warrants to purchase its common stock based on milestones in development such as Investigational New Drug ("IND") date, Phase II clinical trials date, Phase III clinical trials date, and New Drug Application ("NDA") date. Each milestone earns Mayo a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.90 per share. Each warrant has the expiration term of 10 years from the milestone date. These warrants have been accounted for in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service". At December 31, 2005, the liability was determined to be contingent, the lowest aggregate fair value of the warrants was determined to be zero, and no expense was recorded. In each future period the Company will evaluate these warrants and record an expense as necessary.

Government Grant Research
-------------------------

In October 2005, the Company was awarded a $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institute of Health ("NIH"). The balance remaining under the research grant as of December 31, 2005 was $1.5 million. The grant is being used to further development of the Company's islet cell transplantation technology for the treatment of insulin-dependent diabetes. The Phase II SBIR grant was awarded following peer review by the NIH of results from the completion of Phase I grant for the same project.

NOTE 7. MERGER OF MICROISLET OF DELAWARE AND A WHOLLY OWNED SUBSIDIARY OF ALD AND SALE OF SECURITIES

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

NOTE 8. RELATED PARTIES / ISSUANCE OF WARRANTS

In March 2004, the Company sold to certain accredited investors 9,834,218 shares of common stock at a purchase price of $1.30 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase 4,917,120 shares at $1.00 per share. The Company paid placement fees to various placement agents as well as other issuance related costs in the aggregate amounts of $705,000 and $320,793, respectively, issued warrants to various placement agents to purchase an aggregate of 738,038 common shares and agreed to issue to a certain placement agent, who later became a director of the Company, 89,231 shares. The placement agent warrants have an exercise price of $1.30 per share and expire between two to five years from the date of issuance. As of December 31, 2005, 565,385 of the warrants issued to investors, and 203,072 of the placement agent warrants have been exercised.

Following completion of this financing, the Company received a demand from a purported investor claiming that the Company had breached an agreement to sell $750,000 of securities to the purported investor. On April 1, 2004, the Company settled this demand and a related claim by another investor through the issuance of two warrants to purchase 150,000 shares each at an exercise price of $1.30 per share. The warrants were exercisable until July 30, 2004. These warrants are deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrants amounted to $500,203, and was accrued as general and administrative expense in the first quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the second quarter of 2004. The grant date of April 1, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is when the Board of Directors approved the warrant for issuance and the settlement commitment was made. The value of the warrant was expensed fully on March 31, 2004 in accordance with SFAS No. 5 "Accounting for Contingencies" as the warrant amount was a legal contingency and both probable and reasonably estimable prior to the issuance. The value of the warrants has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 4 months. As of December 31, 2005, warrants for 150,000 shares have been exercised and warrants for 150,000 shares have expired.

Also following completion of the private placement in March 2004, a placement agent engaged by the Company claimed that it was entitled to payment of a cash transaction fee and a warrant for services rendered in the private placement. Effective September 28, 2004, the Company settled this claim through the issuance of a warrant to purchase 60,000 shares at an exercise price of $1.30 per share. The warrant is exercisable until September 27, 2009. The warrant is deemed issued in settlement of demands for payment made by certain parties in connection with the financing. The estimated fair value of the warrant amounted to $63,002, and was accrued as general and administrative expense in the second quarter of 2004. The warrants were recorded upon issuance in satisfaction of the liability in the third quarter of 2004. The grant date of September 28, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is when the Board of Directors approved the warrant for issuance and the settlement commitment was made. The value of the warrant was estimated and expensed fully on June 30, 2004 in accordance with SFAS No. 5 as the warrant amount was a legal contingency and both probable and reasonably estimable prior to the issuance. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 123%; and expected life of 5 years. As of December 31, 2005, this warrant has not been exercised.

In January 2004, the Company issued a warrant to an investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on January 30, 2009. The estimated fair value of the warrant amounted to $216,649, and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on June 15, 2004, using the straight line amortization method. The grant date of January 30, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is when the Board of Directors approved the fully vested warrant for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2005, 100,000 shares of such warrant have been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for investor relations consulting services provided. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.60 per share and expires on May 25, 2009. The estimated fair value of the warrant amounted to $438,292 and has been recorded as general and administrative expense from the grant date through the end of the service period which ended on December 15, 2004, using the straight line amortization method. June 15, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is when the Board of Directors approved the fully vested award for issuance, which was a specific provision for grant as defined in the agreement. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted- average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2005, 166,666 shares of such warrant have been exercised.

In May 2004, the Company issued an additional warrant to this investor relations consulting firm in consideration for the firm's services in connection with, and which was contingent upon completion of, the March 2004 private placement. The warrant is exercisable for 200,000 shares of common stock at an exercise price of $0.75 per share and expires on May 25, 2009. On May 25, 2004 the Shareholders of the Company authorized the additional shares required for exercise of the warrants, and therefore May 25, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is when warrant terms were specified and a commitment was made. The estimated fair value of the warrant as measured on this date amounted to $532,041 and has been recorded as issuance costs in accordance with Staff Accounting Bulletin ("SAB") Topic 5-A whereby costs which are direct and incremental to an offering of equity are offset against the proceeds of that offering. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 128%; and expected life of 5 years. As of December 31, 2005, 80,000 shares of such warrant have been exercised.

On August 9, 2004, the Company issued a fully vested warrant to another investor relations consulting firm in consideration for investor relations consulting services provided pursuant to a contractual commitment on April 30, 2004. This warrant to purchase 165,000 shares at $1.65 per share is exercisable at any time until April 30, 2009. The fair value of the warrant on April 30, 2004 has been recorded as general and administrative expense in the second quarter of 2004. The contract date of April 30, 2004 was used as the measurement date in accordance with EITF No. 96-18 as this is the date the commitment was made to grant the fully vested warrant. The value of the warrant has been determined using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; no dividend yield; volatility of 131%; and expected life of 5 years. As of December 31, 2005, this warrant has not been exercised.

On April 12, 2004, the Company issued options to two consultants who provide scientific or investor relations services. These options to purchase 180,000 shares at $2.95 per share vest over two years and expire ten years after the date of grant. In accordance with EITF No. 96-18, the fair value of the option will be re-measured at the end of each reporting period and recognized over the vesting period of the option until the measurement date which has been defined as the completion of performance. At December 31, 2005, the fair value of these options is $81,996.

In December 2005, the Company sold to certain accredited investors 2,284,999 shares of common stock at a purchase price of $1.50 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase 1,142,500 shares at $1.65 per share. The Company paid placement fees to two placement agents equal to 8% of the gross proceeds, or $274,200, and issued warrants to the placement agents to purchase an aggregate of 91,400 common shares. The warrants issued to the placement agents have exercise prices of $1.65 and $1.88 per share and expire on December 29, 2010. As of December 31, 2005, no such warrants have been exercised. The fair value of the warrants, $85,112, has not been recorded as an adjustment to the financial statements as it would have been both an increase and decrease to additional paid in capital.

As discussed more fully in Note 13, the Company's wholly owned subsidiary, MicroIslet of Delaware, and John F. Steel IV, the Company's former Chairman and Chief Executive Officer, were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The Company was obligated under its articles of incorporation, and MicroIslet of Delaware was obligated under its bylaws, to advance expenses to Mr. Steel for his defense of this lawsuit. Through December 31, 2005, the Company recorded expenses of $189,606 associated with the payment of legal fees incurred by Mr. Steel in defense of this action.

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2005:

                                   NUMBER           EXERCISE                                      WEIGHTED AVERAGE EXERCISE
ISSUED IN CONNECTION WITH:      OUTSTANDING          PRICE              EXPIRATION DATE                     PRICE
----------------------------   ---------------    ------------- --- -------------------------    -----------------------------

Reverse Merger                   1,500,000        $6.00-$12.00           July 31, 2007                      $8.00

                                                                    October 31, 2006-August
2003 Financings                  1,185,680        $0.50-$1.49               26, 2013                        $0.97

2004 Private Placement
    Investors                    4,351,735           $1.00               March 16, 2009                     $1.00
                                                                        March 16, 2006-
    Placement Agents              534,966            $1.30               March 16, 2009                     $1.30

                                                                          January 30,
Consulting Services               478,334         $0.60-$1.65       2009-September 27, 2009                 $1.09

2005 Private Placement
    Investors                    1,142,500           $1.65             December 29, 2010                    $1.65
    Placement Agents               91,400            $1.65             December 29, 2010                    $1.65
                               ---------------

                    TOTAL        9,284,615
                               ---------------


NOTE 9. STOCKHOLDERS' EQUITY

Fusion Capital
--------------

In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") under which Fusion Capital agreed, subject to certain conditions, to purchase on each trading day during the term of the agreement $20,000 of the Company's common stock up to an aggregate of $12.0 million. The common stock purchase agreement was amended in May 2004 to, among other things, revise the daily purchase amount and give the Company the option to increase the aggregate amount that may be purchased under the agreement to $24 million and extend the term of the agreement. Fusion Capital was committed to purchase the initial $12 million of the Company's common stock through October 2005, if not extended by the Company for six additional months. The Company could decrease this amount or terminate the agreement at any time. If the Company's stock price equaled or exceeded $1.25 per share for five consecutive trading days, the Company had the right to increase the daily purchase amount above $20,000, provided that the sale price of the Company's common stock remained at least $1.25 per share. The sale price per share to Fusion Capital was equal to the lesser of: the lowest sale price of the Company's common stock on the day of purchase by Fusion Capital, or the average of the lowest three closing sale prices of the Company's common stock during the ten trading days prior to the date of purchase by Fusion Capital. Fusion Capital agreed that neither it nor any of its affiliates would engage in any direct or indirect short-selling or hedging of the Company's common stock during any time prior to the termination of the common stock purchase agreement. The Company agreed not to enter into any variable priced equity financings during the term of the common stock purchase agreement without Fusion Capital's consent. As compensation for its commitment and for expenses incurred, the Company paid Fusion Capital $10,000 during the quarter ended June 30, 2003, and issued to Fusion Capital in April 2003, 501,468 shares of common stock. Fusion Capital agreed not to sell 491,468 of such shares until the earlier of October 2005, or the termination or a default under the common stock purchase agreement.

The Company terminated this agreement with Fusion Capital in December 2005. During the years ended December 31, 2005 and 2004, the Company sold 37,066 and 415,094 shares of common stock to Fusion Capital pursuant to the common stock purchase agreement, for gross proceeds of $40,000 and $500,000 respectively.

Convertible Preferred Stock
---------------------------

On April 24, 2002, each of the 82,888 shares of preferred stock outstanding was converted into 15.6275 shares of common stock in connection with the Merger.

Stock Options
-------------

During 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan") for employees, outside consultants and directors. The 2000 Plan became unavailable for new grants in November 2005, and at such time, a total of 6,000,000 common shares were authorized under the plan. The 2000 Plan allows for incentive options with exercise prices of at least 100% of the fair market value of the Company's common stock and nonqualified options with exercise prices of at least 85% of the fair market value of the Company's common stock. All options have a ten-year life and generally vest over a three-year period.

The Company's Board of Directors adopted the 2005 Equity Incentive Plan (the "2005 Plan") in June 2005 and it became effective upon shareholder approval in November 2005. A total of 2,000,000 new shares of the Company's common stock have initially been reserved for issuance under the 2005 Plan. In addition, the 2005 Plan includes in its reserve shares of common stock available for issuance under the 2000 Plan as of the date of the approval of the 2005 Plan. The reserve will also include any shares currently subject to options under the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full. The total 2005 Plan reserve cannot exceed 7,471,239 shares. All options have a ten-year life and vest ratably over a three-year period.

The Company applies SFAS No. 123 and EITF No. 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004: risk free interest rate of 3%; dividend yield of 0%; volatility of 77% in 2005 and 120% in 2004; expected life of 5 to 10 years; and market value of the Company's common stock ranging from $1.04 to $2.80 in 2005 and from $1.28 to $2.80 in 2004. Compensation cost charged to operations for options granted to consultants performing advisory services was $110,988 in 2005; $222,941 in 2004, and $1,605,841 from August 21, 1998 (inception) to December 31, 2005.

The following summary presents the options granted, exercised, expired, forfeited and outstanding at December 31, 2005 and 2004:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Shares           Price
                                                   ------------     ----------
Outstanding at January 1, 2004                        4,288,667     $     .87

Granted                                               1,018,000     $    1.70
Exercised                                              (498,661)          .40
Expired                                                      --            --
Forfeited                                               (13,889)         2.14
                                                   ------------

Outstanding at December 31, 2004                       4,794,117     $   1.10
                                                   ------------

Granted                                                 295,000      $   1.96
Exercised                                                  (100)          .55
Expired                                                      --            --
Forfeited                                               (73,889)         1.13
                                                   ------------

Outstanding at December 31, 2005                      5,015,128      $   1.15
                                                   ============

The weighted average fair value of options granted during 2005 and 2004 was $1.96 and $1.72, respectively. The Company had options for 4,345,063 shares exercisable at December 31, 2005 with a weighted average of $1.15. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2005:

                                                     Weighted
                                                      Average      Weighted
                            Number of Shares         Remaining      Average
                     ----------------------------   Contractual    Exercise
Exercise Price        Outstanding     Exercisable      Life          Price
--------------        -----------     -----------   -----------    ---------
  $0.29 - $0.29        2,190,043        2,190,043       4.88          $0.29
  $0.30 - $0.80        1,058,080        1,058,080       6.95          $0.54
  $1.13 - $2.95        1,376,005          705,940       8.63          $1.90
  $4.40 - $5.00          391,000          391,000       6.36          $4.93
                     -----------      -----------

         Total         5,015,128        4,345,063       6.46          $1.15
                     ===========      ===========

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. Basic and diluted net loss per share amounts are equivalent for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the effect of 14,299,742 and 13,420,981 potential common shares, respectively, were not included in the earnings per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

NOTE 11. INCOME TAXES

                                                     2005              2004
                                                 ------------      ------------
Deferred tax assets:
      Net operating loss carryforwards           $  9,732,000      $  6,362,000
      Stock-based compensation                        745,000           672,000
      Warrants                                      1,904,000         1,976,000
      Research and development credit               1,439,000           940,000
      Accrual to cash                                 320,000            55,000
      Other                                             2,000             2,000
                                                 ------------      ------------
                                                   14,142,000        10,007,000
Deferred tax liabilities:
      State taxes                                  (1,156,000)         (814,000)
      Other                                           (13,000)          (13,000)
                                                 ------------      ------------

Net deferred tax asset                             12,973,000         9,180,000
Less valuation allowance                          (12,973,000)       (9,180,000)
                                                 ------------      ------------

                                                 $         --      $         --
                                                 ============      ============

The net deferred tax asset has been fully reserved as the Company has determined that it is unlikely to be realized. The valuation allowance increased by $3,793,000 in 2005 and $2,859,000 in 2004.

The Company has not recorded income tax expense or benefit for the years ended December 31, 2005 and 2004, and the period from August 21, 1998 (inception) through December 31, 2005.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $22,723,000 and $22,694,000 for federal and state purposes, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2007, respectively.


The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                     2005              2004
                                                 ------------      ------------
      Federal tax benefit at statutory rate      $  2,892,000      $  2,216,000
      State tax benefit, net                          664,000           438,000
      Increase in valuation allowance              (3,793,000)       (2,743,000)
      Research and development credit                 244,000            60,000
      Other permanent items                            (5,000)         (251,000)
      Stock-based compensation                         (2,000)          280,000
                                                 ------------      ------------

      Provision for income taxes                 $         --      $         --
                                                 ============      ============


NOTE 12. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and did not make any such contributions in fiscal years 2005 and 2004, nor in any prior period since inception of the plan.

NOTE 13. LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and the Company's Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleged breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleged that the Company made false statements concerning its relationship with Duke University. The complaint sought damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorneys fees and costs. In connection with the racketeering cause of action, the complaint sought damages of three times the amount of plaintiff's injury, but did not allege the amount that the plaintiff was injured. In March 2005, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California, and was subsequently transferred to the United States District Court for the Southern District of California.

In November 2005, the Company entered into an agreement with Mr. Gallego to settle this matter. The terms of the settlement were placed on the court record before United States Magistrate Judge William McCurine, Jr. of the United States District Court, Southern District of California. Any disputes that may arise in connection with the final settlement documents or enforcement of the settlement will be resolved by Judge McCurine. Any orders issued by Judge McCurine in this regard will be final and binding on the parties.

In the settlement, the Company agreed to pay $50,000 cash and to issue 170,000 shares of common stock to Mr. Gallego. In addition, the Company agreed to file with the Securities and Exchange Commission a registration statement for the resale of these shares and an additional 150,000 shares owned by Mr. Gallego. The Company recognized expense of $229,300 (net of insurance proceeds) and reported this as part of General and Administrative expenses in the fourth quarter of 2005. If the registration statement is not filed within thirty days of the execution of a written settlement agreement, Mr. Gallego will be entitled to liquidated damages equal to an additional 4,000 shares for the first month following this thirty day period, and 8,000 shares per month for each month thereafter, prorated on a daily basis. These liquidated damages began accruing in February 2006. As of March 31, 2006, the registration statement has not been filed. Mr. Gallego has agreed to deposit his shares into a brokerage account with a broker selected by the Company, and limit his sales of these shares in the public market to no more than 25,000 shares per week, unless the broker indicates that more than 25,000 may be sold without materially affecting the overall price of the Company's stock, in which case Mr. Gallego may sell up to 50,000 shares in any one week

A written settlement agreement setting forth the foregoing terms was executed in January 2006.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.


NOTE 14. SUBSEQUENT EVENTS

In January 2006, Hartoun Hartounian, Ph.D., the Company's President and Chief Operating Officer and a Director, gave notice of his intent to resign from his positions with the Company, effective February 17, 2006. James R. Gavin III, M.D., Ph.D., a member of the Board of Directors, was appointed as Interim President and Chief Executive Officer in January 2006.

During January 2006, outstanding options were exercised for an aggregate of 56,111 shares at an exercise price of $1.13 per share.

During February 2006, outstanding options and warrants were exercised for an aggregate of 1,310,729 shares at exercise prices ranging from $0.29 to $1.00 per share.

During March 2006 outstanding options and warrants were exercised for an aggregate of 203,577 shares at exercise prices ranging from $0.55 to $1.30 per share.