Form 10QSB
period 2006-03-31
MICROISLET INC
filed 2006-05-15
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 001-32202

                                MICROISLET, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   88-0408274
                                   ----------
                     (I.R.S. Employer Identification Number)

         6370 NANCY RIDGE DRIVE, SUITE 112, SAN DIEGO, CALIFORNIA 92121
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 657-0287
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES /X/ NO / /

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES / / NO /X/

At May 4, 2006, 44,991,764 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/



                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                            MicroIslet, Inc.
                                      (A Development Stage Company)
                            Condensed Consolidated Balance Sheets (unaudited)

                                                                             March 31,     December 31,
                                                                               2006            2005
                                                                           ------------    ------------
ASSETS
Current Assets:
           Cash and cash equivalents                                       $  3,443,000    $  4,519,000
           Grants receivable                                                    141,000         103,000
           Other receivables                                                     13,000         134,000
           Prepaid expenses                                                     123,000         154,000
                                                                           ------------    ------------

                    Total current assets                                      3,720,000       4,910,000
                                                                           ------------    ------------

           Property and equipment, net                                          336,000         359,000
           Patents, net                                                          10,000          10,000
           Deposits and other assets                                             55,000          55,000
                                                                           ------------    ------------

                    Total assets                                           $  4,121,000    $  5,334,000
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
           Accounts payable                                                $    359,000    $    509,000
           Accrued payroll                                                       74,000         261,000
           Accrued legal and other expenses                                     273,000         439,000
           Current portion of capital lease obligation                           25,000          33,000
                                                                           ------------    ------------

                    Total current liabilities                                   731,000       1,242,000
                                                                           ------------    ------------

Capital lease obligation - net of current portion                                60,000          60,000
                                                                           ------------    ------------

                    Total liabilities                                           791,000       1,302,000
                                                                           ------------    ------------

Stockholders' Equity:
           Common stock - $.001 par value: 100,000,000 shares authorized
              44,340,509 and 42,545,161 shares issued and outstanding at
              March 31, 2006 and December 31, 2005, respectively                 44,000          42,000
           Additional paid-in capital                                        36,653,000      34,092,000
           Deficit accumulated during the development stage                 (33,367,000)    (30,102,000)
                                                                           ------------    ------------

                    Total stockholders' equity                                3,330,000       4,032,000
                                                                           ------------    ------------

                    Total liabilities and stockholders' equity             $  4,121,000    $  5,334,000
                                                                           ============    ============




                        See notes to condensed consolidated financial statements






                                       MicroIslet, Inc.
                                (A Development Stage Company)
                 Condensed Consolidated Statements of Operations (unaudited)


                                                                              August 21, 1998
                                                      Three Months Ended     (Date of Inception)
                                                          March 31,                 to
                                                    2006            2005       March 31, 2006
                                                ------------    ------------    ------------

Grant revenue                                   $    141,000    $         --    $    704,000

Expenses:
           Research and development expenses       1,878,000       1,404,000      17,792,000
           General and adminstrative expenses      1,566,000         638,000      16,432,000
                                                ------------    ------------    ------------
                    Operating expenses            (3,444,000)     (2,042,000)    (34,224,000)
                                                ------------    ------------    ------------
                    Loss from operations
                                                  (3,303,000)     (2,042,000)    (33,520,000)
                                                ------------    ------------    ------------

Other income (expense):
           Interest income                            40,000          43,000         354,000
           Interest expense                               --              --        (178,000)
           Other                                      (2,000)         (1,000)        (23,000)
                                                ------------    ------------    ------------
                    Total other income:               38,000          42,000         153,000
                                                ------------    ------------    ------------

                    Net loss                    $ (3,265,000)   $ (2,000,000)   $(33,367,000)
                                                                                ============

Basic and diluted net loss per share            $      (0.07)   $      (0.05)   $      (1.35)
                                                ============    ============    ============

Weighted average number of shares outstanding
           used in calculation                    43,727,779      39,724,889      24,719,816




                  See notes to condensed consolidated financial statements.








                                                 MicroIslet, Inc.
                                          (A Development Stage Company)
                           Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                       Three Months Ended          August 21, 1998
                                                                            March 31,            (Date of Inception)
                                                                        2006           2005       to March 31, 2006
                                                                    ------------    ------------    ------------

Cash flows from operating activities:
      Net loss
                                                                      (3,265,000)   $ (2,000,000)   $(33,367,000)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
             Warrant compensation expense                                     --              --       5,147,000
             Interest paid with warrant                                       --              --         142,000
             In process research and development
                 acquired for common stock                                    --              --       2,068,000
             Legal settlement paid with stock                            304,000              --         304,000
             Late registration damages paid with shares of stock          32,000              --          32,000
             Compensation paid with stock options                        729,000           1,000       3,332,000
             Depreciation and amortization                                27,000          17,000         278,000
             Loss on disposal of equipment                                    --              --          18,000
Changes in operating assets and liabilities:
      Deposits and other assets                                               --           1,000         (68,000)
      Grant receivable                                                   (38,000)             --        (141,000)
      Other receivables                                                  121,000              --         (13,000)
      Prepaid expenses                                                    31,000         (15,000)       (123,000)
      Accounts payable and accrued expenses                             (503,000)       (101,000)        936,000
                                                                    ------------    ------------    ------------

             Net cash used in operating activities                    (2,562,000)     (2,097,000)    (21,455,000)
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
      Proceeds from sale of property and equipment                            --              --           1,000
      Purchases of equipment                                              (4,000)        (38,000)       (555,000)
                                                                    ------------    ------------    ------------

             Net cash used in investing activities                        (4,000)        (38,000)       (554,000)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
      Payments made on capital lease obligation                           (8,000)             --         (21,000)
      Loan from related parties                                               --              --         525,000
      Repayment of loan from related parties                                  --              --         (25,000)
      Proceeds from sale of common stock, net of offering costs          (52,000)        145,000      21,736,000
      Proceeds from exercise of stock options and warrants             1,550,000        --      3,051,000
      Proceeds from sale of preferred stock                                   --              --         186,000
                                                                    ------------    ------------    ------------

             Net cash provided by financing activities                 1,490,000         145,000      25,452,000
                                                                    ------------    ------------    ------------

             Net (decrease) increase in cash and cash equivalents     (1,076,000)     (1,990,000)      3,443,000

Cash and cash equivalents at beginning of period                       4,519,000       8,777,000              --
                                                                    ------------    ------------    ------------

Cash and cash equivalents at end of period                          $  3,443,000    $  6,787,000    $  3,443,000
                                                                    ============    ============    ============



                                                                                                      (Continued)


                            See notes to condensed consolidated financial statements.






                                                    MicroIslet, Inc.
                                             (A Development Stage Company)
                              Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                              Three Months Ended       August 21, 1998
                                                                                   March 31,          (Date of Inception)
                                                                              2006           2005       to March 31, 2006
                                                                           ------------   ------------    ------------

Supplemental disclosure of cash flow information:
Interest paid                                                                                             $     13,000
Income taxes paid                                                          $      2,000    $      2,000   $      5,000

Supplemental disclosures of non-cash investing and financing activities:
      Conversion of loan from related party to stock                                                      $    510,000
      Common stock issued as commission for offering of
         common stock                                                                                     $    316,000
      Warrants issued in debt transaction                                                                 $    142,000
      Compensation paid with warrant related to reverse merger                                            $  3,478,000
      Common stock issued to founders                                                                     $    (12,000)
      Shares issued pursuant to investment banking agreement                                              $   (200,000)
      Common stock issued related to reverse merger                                                       $ 20,450,000
      Assets acquired under capital lease                                                                 $    106,000




                               See notes to condensed consolidated financial statements.



                                                          -5-

                                MICROISLET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to March 31, 2006.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2005 and 2004 and related notes thereto included in Form 10-KSB filed with the SEC on April 6, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated results of operations for the period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3.3 million and $8.5 million and negative operating cash flows of $2.6 million and $7.7 million for the first quarter of 2006, and the full year 2005, respectively, and had an accumulated deficit of $33.4 million as of March 31, 2006. As of that date, the Company's cash position was $3.4 million. Management has projected that cash on hand will be sufficient to allow the Company to continue its operations only into the third quarter of 2006.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition the Company will continue to seek funding in the form of grants for its scientific research.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Change in Accounting Principles
-------------------------------

As further discussed in Note 2, on January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," on January 1, 2006, using the modified prospective transition method. Our operating loss from continuing operations for the three months ended March 31, 2006, includes approximately $711,000 in share-based employee compensation expense for stock options. Results for prior periods have not been restated for comparative purposes.

Recent Accounting Pronouncements
--------------------------------

In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections" (FAS 154). FAS 154 establishes retrospective application as the Required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company's financial position or results of operations as of March 31, 2006.


NOTE 2 - SHARE-BASED COMPENSATION

Adoption of FAS 123R
--------------------

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. The Company implemented FAS 123R on January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. There are 7,241,245 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Equity Incentive Plan through March 31, 2006 have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over four years based on continued service and have a ten-year term. Shares issued upon option exercise are typically newly issued shares since the Company has no treasury shares. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This pro forma calculation has been modified for FAS 123R purposes to include estimated forfeitures and expected future volatility rates.

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FAS 123, "Accounting for Stock-Based COMPENSATION." Accordingly, the Company recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the three months ended March 31, 2005, as all options granted under those plans had exercise prices equal to the fair market value of the Company's common stock on the date of grant. Results for prior periods have not been restated for comparative purposes.

The Company has been operating at a loss since inception and expects to continue incurring a loss in 2006. The Company has a net operating loss carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of March 31, 2006. Since the Company does not have sufficient taxable income in the quarter ended March 31, 2006, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with FAS 123R, since the Company has a net operating loss carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

The following table summarizes the share-based compensation expense for stock options that was recognized in accordance with FAS 123R for continuing operations:

                                                     Three Months
                                                         Ended
                                                     March 31,2006
                                                      -----------

Share-based compensation expense for stock options
  recorded in accordance with FAS 123R for continuing
  operations:
      Research and development                        $   253,000
      General and administrative                          458,000
                                                      -----------


         Total                                        $   711,000
                                                      ===========

At March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1.9 years.


Determining Fair Value
----------------------

VALUATION AND AMORTIZATION METHOD. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXPECTED TERM. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on the history of grants and exercises in its option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. The Company has examined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on two distinct groups of option recipients: (1) employees and
(2) directors and senior management. Although the amount of data on these two Groups was limited, results of the analysis indicate distinct and typical Behaviour patterns between the two groups. Therefore, the Company is using the applicable term for each group in its valuation.

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), the volatility of the Company's common stock should be measured over the expected term of the options. However, the Company has only been publicly traded since January 2002 and management has felt that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options, approximately 1.8 years. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

RISK-FREE INTEREST RATE. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

FORFEITURES. The Company uses historical data of the Company and the peer group to estimate pre-vesting option forfeitures. The Company's estimate uses a combination of historical forfeiture rates found in the peer group, historical rates found at the Company, and the Company's measured turnover rates in employees and directors/senior management. As required by FAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of options granted for the three months ended March 31, 2006 and 2005:

                                       Three Months Ended
                                           March 31,
                                        2006          2005
                                    ---------------------------

Average expected term (years)               4.5          5
Expected volatility                         77%         77%
Risk-free interest rate                    4.4%        3.0%
Expected dividend yield                      0%          0%
Forfeiture rate                              5%          0%

Modifications
-------------

Certain options granted to the Company's former President and COO were modified as part of a separation agreement entered into in February 2006. The modification extended the exercise date for each outstanding fully vested option held by the former executive to December 31, 2006. In connection with this modification, the Company recorded compensation expense of $43,000. This amount was calculated as the excess of the fair value of the modified options immediately before the modification over the fair value of such options immediately prior to the modification, in accordance with provisions of FAS 123R. The fair value of the modified options was calculated using an assumed forfeiture rate of 0%, expected volatility of 88% and an average expected term of 10.5 months.

Comparable Disclosures
----------------------

As discussed earlier in this Note 2, the Company accounted for share-based compensation under FAS 123R's fair value method during the three months ended March 31, 2006. The following table illustrates the effect on the Company's net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to share-based compensation using the Black-Scholes valuation model.

                                                                  Three Months
                                                                      Ended
                                                                  March 31, 2005
                                                                  -------------

Net loss, as reported                                             $  (2,000,000)
Add:  Total share-based compensation expense
      recognized under APB 25                                                --
Deduct:  Share-based compensation expense
      determined under the fair value method for
      all awards                                                       (104,000)
                                                                  -------------
Pro forma net loss, including share-based compensation            $  (2,104,000)

Net loss per share, as reported:
      Basic and diluted                                           $       (0.05)

Pro forma net loss per share, including share-based compensation
      Basic and diluted                                           $       (0.05)

Stock Options
-------------

The following summary presents the options granted, exercised, expired, forfeited and outstanding during the three months ended March 31, 2006:

                                                                         Weighted
                                                           Weighted       Average
                                                           Average       Remaining
                                           Number of       Exercise     Contractual      Aggregate
                                            Shares          Price       Term (Years)  Intrinsic Value
                                          ------------   ------------   ------------   ------------

Outstanding at December 31, 2005             5,015,128   $       1.15

Granted                                      1,750,000   $       2.20
Exercised                                      229,994           0.59
Expired
Forfeited

Outstanding at March 31, 2006                6,535,134   $       1.45           7.18   $  5,010,000
                                          ============   ============   ============   ============

Exercisable at March 31, 2006                3,486,126   $       0.49           5.67   $  4,841,000
                                          ============   ============   ============   ============

The weighted average fair value of options granted during the three months ended March 31, 2006, was $1.30. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 3,933,240 shares that had exercise prices that were lower than the $1.88 market price of the Company's common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $333,000, determined as of the date of exercise.

The Company received $135,000 in cash from option exercises under all share-based payment arrangements for the three months ended March 31, 2006.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three months ended March 31, 2006, and March 31, 2005, as the inclusion of 14,440,134 and 13,280,981 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2006, 1,609,609 shares of stock were issued for the exercises of warrants and options. The Company received $1.5 million in cash from such warrant exercises.

In January 2006, the Company issued 170,000 shares of common stock to Mr. Donald Gallego in a settlement of the litigation brought by Mr. Gallego against MicroIslet of Delaware and the Company's then Chairman and Chief Executive Officer.

During the three months ended March 31, 2006, the Company issued 15,739 shares of common stock in satisfaction of liquidated damages owed to the purchasers in the Company's December 2005 financing for failure to timely file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants issued to the purchasers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2006, we had an accumulated deficit of approximately $33.4 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In December 2005, we completed the sale of common stock for net cash proceeds of $3 million, and during the first quarter of 2006, we received an aggregate of $1.5 million from exercises of outstanding stock options and warrants. We have incurred substantial operating losses and negative operating cash flows through March 31, 2006, and as of that date our cash position was $3.4 million. We have projected that cash on hand will be sufficient to allow the Company to continue its operations only into the third quarter of 2006. These matters raise substantial doubt about our ability to continue as a going concern.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Our plans include raising additional debt and/or equity financing to sustain our operations. In addition we will continue to seek funding in the form of grants for our scientific research.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2005. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Grant Revenue
-------------

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation
------------------------

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to EMPLOYEES," and related Interpretations, as permitted by Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." We recorded no share-based employee compensation expense for options granted under our 2005 Equity Incentive Plan or its predecessor plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with FAS 123 and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, "Share-Based Payment," using the modified prospective transition method. Under that transition method compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for comparative purposes. At March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 1.9 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements included in this report. We estimate the expected term of options granted based on the history of grants and exercises in our option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. We estimate the volatility of our common stock at the date of grant based on historical trading of our common stock. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data of the Company and the peer group to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For all options we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

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

RESULTS OF OPERATIONS

Grant revenue of $141,000 for the three months ended March 31, 2006, derived from a three year $1.7 million Phase II Small Business Innovation Research
(SBIR) grant by the National Institutes of Health (NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. There was no revenue for the three months ended March 31, 2005.

General and administrative expenses increased to $1,566,000 for the three months ended March 31, 2006, compared to $638,000 for the same period in 2005. The increase was primarily due to the new accounting for stock based compensation. There are also higher personnel expenses which resulted from a change in senior management and temporary consulting services to fill open positions. Research and development expenses increased to $1,878,000 for the three month period ended March 31, 2006 from $1,404,000 in the same period in 2005. This increase was mainly due to the new accounting for stock based compensation as well as higher levels of spending for our partnership with the Mayo Foundation, and materials and services relating to testing of our technology in animals.

Our net loss was $3,265,000, or $0.07 per share, for the quarter ended March 31, 2006, compared with a net loss of $2,000,000, or $0.05 per share, for the same period in 2005. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2006, have netted approximately $23.2 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $3.4 million at March 31, 2006, a decrease of approximately $1.1 million from December 31, 2005. The primary uses of cash and cash equivalents during the three months ended March 31, 2006, included $2,562,000 to finance our operations and working capital requirements. The primary source of cash during the three months ended March 31, 2006, was from the exercise of stock warrants and options.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing our product candidates. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals, and market acceptance for our products. See "Business Risks" below.

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only into the third quarter of 2006.

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

PLAN OF OPERATION

We have budgeted our total costs for our operations for the current fiscal year at $9.7 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $10 to $16 million as further explained in the Milestone table below. The actual amount of funds required within the next twelve months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $9.7 million we have budgeted for the next twelve months is divided into the following categories:

Category                                                         Estimated Cost
--------                                                         --------------
Personnel...................................................     $    3,200,000
Sponsored research..........................................            800,000
Outside consultants and services............................          2,300,000
Supplies and materials......................................          1,600,000
Travel & entertainment......................................            200,000
Facilities..................................................            400,000
General & administrative....................................          1,200,000
                                                                 --------------
Total.......................................................     $    9,700,000
                                                                 ==============


The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-PTM. In our 3,000 square foot laboratory, we have 21 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology licensed from Duke University as well as any additional processes, procedures, or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton, The Scripps Research Institute (TSRI), and the California Regional Primate Center at the University of California, Davis to assist us with transplantation surgery and subsequent monitoring in animal models.

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

                                                                   ESTIMATED TIME OF            ESTIMATED COST OF
MILESTONE                                                        MILESTONE COMPLETION        ACHIEVING EACH MILESTONE
-----------------------------------------                        --------------------        ------------------------
Ongoing optimization of viability and functionality of            First Half of 2006             $2 to $3 million
encapsulated islets in vitro and in animals

Testing viability and functionality of encapsulated              Second Half of 2006             $3 to $4 million
porcine islets in vitro and in non-human primates

Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency and repeatability of results.

We have received preliminary data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. In the study groups of streptozotocin-induced diabetic NOD/SCID mice, as well as groups of immunocompetent mice, were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

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

In September 2005 we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated porcine islets transplanted into the peritoneum of a diabetic rat model. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens--both developed by our product development team. An analysis of the results of these preclinical animal studies appears to demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated porcine islets are transplanted into the peritoneal cavity. These results were accomplished through the use of a proprietary cocktail of islet survival factors pre- and post-transplantation, in combination with a proprietary encapsulation formulation, which together significantly improved the duration of islet function in the recipient animal. In addition to supporting the potential efficacy of our therapeutic approach, these results demonstrate that the rat model continues to be an important tool for optimizing and refining the islet survival formulation and transplantation procedures for our ongoing primate studies.

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

We believe that patients receiving the MicroIslet-P(TM) therapy may require periodic transplantations of additional islet cells annually. In order to demonstrate the feasibility and safety of such re-transplantation, we conducted experiments in small animals and found that the subsequent transplants were effective and well tolerated.

Preliminary results of trials do not necessarily predict final results and acceptable results in early trials may not be repeated in later trials.

Since none of our product candidates have yet advanced beyond the research stage, the process of developing product candidates will require significant additional research and development, preclinical testing, and clinical trials, as well as regulatory approval activities.

The following chart is a summary of the significant milestones our management believes we will have to meet after successfully completing initial feasibility studies in order to begin and complete clinical human trials, and eventually to generate revenue from the sale of our product candidates. The chart also includes the estimated cost of achieving each milestone.

                                                                                 ESTIMATED TIME OF        ESTIMATED COST OF
MILESTONE                                                                            COMPLETION       ACHIEVING EACH MILESTONE
--------------------------------------------------------                         -----------------    ------------------------

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

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES. These studies involve the     1st Half of 2007          $2-4 Million
transplantation of human islet cells using our encapsulation processes from one human to another. We hope these studies will validate our microencapsulation technology's effectiveness of immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal               2007                   Unknown
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we hope to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further              2008                   Unknown
safety testing, and an evaluation of efficacy, dose schedules, and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

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

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR APPROVAL.     2011 or later               Unknown
Once the clinical investigations are complete we intend to submit an application to the FDA including all of our clinical and preclinical data.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT.                                 2011 or later               Unknown

The success, cost, and estimated time of completion of each step will depend on a variety of factors, many of which are out of our control. These factors include, among others, our ability to demonstrate the efficacy of our concept, access to sufficient capital to sustain our operations, unforeseen changes in biopharmaceutical regulations, and the success of competing products and technologies. The actual timeline and cost of our product development may vary significantly from the estimates set forth above.

We will not have any significant revenue from operations until the first of our product candidates is approved by the Food and Drug Administration for sale. The approval process is long and costly, and is dependent on the success of multiple human clinical trials. It is difficult to estimate when, if ever, those trials will be completed.

We continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies, or companies. If we in-license or acquire products, technologies, or companies; we expect that our operating expenses would increase as a result. We also expect that our research and development expenses will increase over the current level, and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.

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

BUSINESS RISKS

An investment in our company involves a high degree of risk. In addition to the other information included in this report, our Annual Report on Form 10-KSB includes a detailed discussion of our risk factors. The risk factors below were disclosed in our Form 10-KSB, but have been updated to reflect more recent information.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. THESE FACTORS, WHEN COMBINED WITH OUR CASH POSITION, RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in each period since our inception. As of March 31, 2006, we have incurred total accumulated losses of $33.4 million and our cash and cash equivalents was $3.4 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2006. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. Future funding is subject to a number of risks and uncertainties, many of which are outside of our control. In the event funding is not obtained we may be required to curtail operations. These factors raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included in its report on our 2005 audited financial statements an explanatory paragraph regarding our ability to continue as a going concern.

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

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions, such as, additional public or private offerings of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets, or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock the ownership interest of our stockholders will be diluted.

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

We have on file with the SEC an effective registration statement for a total of 14,010,044 shares for resale by investors and investment-related service providers. The selling stockholders under this registration statement will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 for the reasons described below.

During procedures performed related to the preparation of our quarterly report on Form 10-QSB for the three months ended March 31, 2006, management determined, in consultation with the audit committee, that a material adjustment was required to correct an error made in the accounting treatment for the modification of certain options held by our former President and Chief Operating Officer. This error was not detected through the operation of our internal control.

After evaluating the nature of the deficiency, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that a material weakness existed in our internal controls at March 31, 2006.

As a result of the error identified, management has adopted a policy and procedure whereby financial management will formally research relevant accounting literature relating to and, if necessary, retain the services of a qualified certified public accountant, other than our independent registered public accounting firm, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. No change was made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2005, MicroIslet of Delaware and our then Chairman and Chief Executive Officer were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The complaint alleged breach of oral contract, fraud, racketeering, intentional infliction of emotional distress, unfair business practices, conversion and other related causes of action arising from an alleged oral agreement to pay Mr. Gallego a commission in connection with fundraising activities between 2000 and 2002. The racketeering cause of action alleged that we made false statements concerning our relationship with Duke University. The complaint sought damages of approximately $10.5 million plus pre-judgment interest, punitive and exemplary damages and attorney's fees and costs. In connection with the racketeering cause of action the complaint sought damages of three times the amount of plaintiff's injury, but did not allege the amount that plaintiff was injured. In March 2005, at the request of the Company, the action was removed from the Orange County Superior Court to the United States District Court for the Central District of California and was subsequently transferred to the United States District Court for the Southern District of California.

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

In the settlement we agreed to pay $50,000 cash and to issue 170,000 shares of our common stock to Mr. Gallego. In addition, we agreed to file with the Securities and Exchange Commission a registration statement for the resale of these shares and an additional 150,000 shares owned by Mr. Gallego. Because this registration statement was not filed within 30 days of the execution of the written settlement agreement we entered into with Mr. Gallego, Mr. Gallego became entitled to liquidated damages equal to an additional 4,000 shares for the first 30 days following the permitted 30-day filing period, and 8,000 shares for each 30 days thereafter, prorated on a daily basis. The registration statement was filed in May 2006, and a total of 20,000 shares were issued as liquidated damages. Mr. Gallego has agreed to deposit his shares into a brokerage account with a broker selected by us, and limit his sales of these shares in the public market to no more than 25,000 shares per week, unless the broker indicates that more than 25,000 may be sold without materially affecting the overall price of our stock, in which case Mr. Gallego may sell up to 50,000 shares in any one week.

A written settlement agreement setting forth the foregoing terms was executed by the parties in January 2006.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, outstanding warrants were exercised for an aggregate of 1,379,615 shares at exercise prices ranging from $0.60 to $1.30.

We determined that each of the persons and entities who exercised warrants were accredited investors and relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.


ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 Form of Stock Option Grant Notice and Stock Option Agreement under 2005 Equity Incentive Plan (incorporated by reference to
                  Exhibit 99.1 on Form 8-K filed on January 19, 2006).+
10.2 Form of Stock Award Agreement under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 on Form 8-K filed on January 19, 2006).+
10.3 Professional Services Agreement dated January 18, 2006 between MicroIslet, Inc. and Resources Connection, LLC (incorporated by reference to Exhibit 99.3 on Form 8-K filed January 19,
                  2006).+
10.4 Stock Option Agreement Stock Option Agreement dated January 20, 2006 between MicroIslet, Inc. and James R. Gavin III, M.D., Ph.D. (incorporated by reference to Exhibit 10.52 on Form 10-KSB filed on April 6, 2006).+
10.5 Employment Agreement dated March 28, 2006, between MicroIslet, Inc. and James R. Gavin III, M.D., Ph.D. (incorporated by reference to Exhibit 10.53 on Form 10-KSB filed on April 6,
                  2006).+
10.6 Professional Services Agreement dated March 30, 2006, between MicroIslet, Inc. and Kevin. A. Hainley (incorporated by reference to Exhibit 10.54 on Form 10-KSB filed on April 6,
                  2006).+
10.7 Separation Agreement dated February 17, 2006, between MicroIslet, Inc. and Hartoun Hartounian.+*
31.1 Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
---------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         MICROISLET, INC.

May 15, 2006          /s/ James R. Gavin III
                      ----------------------------------------------------------
                      James R. Gavin III, M.D., Ph.D.
                      Interim President and Chief Executive Officer and Director
                      (Principal Executive Officer)

May 15, 2006          /s/ Kevin A. Hainley
                      ----------------------------------------------------------
                      Kevin A. Hainley
                      Interim Chief Financial Officer
                      (Principal Financial and Accounting Officer)