Form 10QSB
period 2006-06-30
MICROISLET INC
filed 2006-08-21
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006



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

                                 (858) 657-0287
                           (Issuer's telephone number)

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

                                 YES / / NO /X/

   At August 6, 2006, 48,248,593 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MicroIslet, Inc.
                          (A Development Stage Company)
                Condensed Consolidated Balance Sheets (unaudited)

                                                          June 30,      December 31,
                                                            2006            2005
                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,308,000    $  4,519,000
  Grant receivable                                            51,000         103,000
  Other receivables                                            6,000         134,000
  Prepaid expenses                                           600,000         154,000
                                                        ------------    ------------

           Total current assets                            1,965,000       4,910,000
                                                        ------------    ------------

  Property and equipment, net                                308,000         359,000
  Patents, net                                                10,000          10,000
  Deposits and other assets                                   50,000          55,000
                                                        ------------    ------------

           Total assets                                 $  2,333,000    $  5,334,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $    221,000    $    509,000
  Accrued payroll                                             88,000         261,000
  Accrued legal and other expenses                           133,000         439,000
  Current portion of capital lease obligation                 35,000          33,000
                                                        ------------    ------------

           Total current liabilities                         477,000       1,242,000
                                                        ------------    ------------

Capital lease obligation--net of current portion              42,000          60,000
                                                        ------------    ------------

           Total liabilities                                 519,000       1,302,000
                                                        ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock--$.001 par value; 100,000,000 shares
      authorized; 45,522,032 and 42,545,161 shares
      issued and outstanding at June 30, 2006, and
      December 31, 2005, respectively                         46,000          42,000
  Additional paid-in capital                              37,745,000      34,092,000
  Deficit accumulated during the development stage       (35,977,000)    (30,102,000)
                                                        ------------    ------------

           Total stockholders' equity                      1,814,000       4,032,000
                                                        ------------    ------------

           Total liabilities and stockholders' equity   $  2,333,000    $  5,334,000
                                                        ============    ============

See notes to condensed consolidated financial statements.




                                                MicroIslet, Inc.
                                          (A Development Stage Company)
                           Condensed Consolidated Statements of Operations (unaudited)


                                                                                                       August 21, 1998
                                                                                                          (Date of
                                             Three Months Ended               Six Months Ended            Inception)
                                                  June 30,                        June 30,                   to
                                           2006             2005            2006            2005        June 30, 2006
                                        ------------    ------------    ------------    ------------    ------------

Grant revenue                           $    154,000    $         --    $    295,000    $         --    $    858,000

EXPENSES:
  Research and development expenses        1,697,000       1,327,000       3,575,000       2,731,000      19,489,000
  General and administrative expenses      1,090,000         646,000       2,656,000       1,278,000      17,522,000
                                        ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES                        (2,787,000)     (1,973,000)     (6,231,000)     (4,009,000)    (37,011,000)
                                        ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (2,633,000)     (1,973,000)     (5,936,000)     (4,009,000)    (36,153,000)
                                        ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest income                             25,000          41,000          65,000          84,000         379,000
  Interest expense                                --              --              --              --        (178,000)
  Other                                       (2,000)         (2,000)         (4,000)         (9,000)        (25,000)
                                        ------------    ------------    ------------    ------------    ------------

          Total other income                  23,000          39,000          61,000          75,000         176,000
                                        ------------    ------------    ------------    ------------    ------------

NET LOSS                                $ (2,610,000)   $ (1,934,000)   $ (5,875,000)   $ (3,934,000)   $(35,977,000)
                                        ============    ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE    $      (0.06)   $      (0.05)   $      (0.13)   $      (0.10)   $      (1.42)
                                        ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING USED IN CALCULATION         45,250,386      39,943,912      44,489,083      39,834,401      25,375,047


See notes to condensed consolidated financial statements.




                                                MicroIslet, Inc.
                                          (A Development Stage Company)
                           Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                   August 21, 1998
                                                                              Six Month              (Date of
                                                                            Period Ended             Inception)
                                                                        2006            2005      to June 30, 2006
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (5,875,000)   $ (3,934,000)   $(35,977,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Warrant compensation expense                                              --              --       5,147,000
    Interest paid with warrant                                                --              --         142,000
    In process research and development acquired for common stock             --              --       2,068,000
    Legal settlement paid with common stock                              304,000              --         304,000
    Late registration damages paid with common stock                     125,000              --         125,000
    Compensation paid with stock options                               1,010,000           2,000       3,613,000
    Depreciation and amortization                                         55,000          39,000         306,000
    Loss on disposal of equipment                                             --              --          18,000
    Changes in operating assets and liabilities:
      Deposits and other assets                                            5,000           1,000         (63,000)
      Grant receivable                                                    52,000              --         (51,000)
      Other receivables                                                  128,000              --          (6,000)
      Prepaid expenses                                                  (446,000)        (19,000)       (600,000)
      Accounts payable and accrued expenses                             (767,000)        153,000         672,000
                                                                    ------------    ------------    ------------

           Net cash used in operating activities                      (5,409,000)     (3,758,000)    (24,302,000)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                --              --           1,000
  Purchases and equipment                                                 (4,000)       (133,000)       (555,000)
                                                                    ------------    ------------    ------------)

           Net cash used in investing activities                          (4,000)       (133,000)       (554,000)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on capital lease obligation                              (16,000)             --         (29,000)
  Loan from related parties                                                 --                --         525,000
  Repayment of loan from related parties                                    --                --         (25,000)
  Proceeds from sale of common stock, net of offering costs              (52,000)        245,000      21,736,000
  Proceeds from exercise of stock options and warrants                 2,270,000              --       3,771,000
  Proceeds from sale of preferred stock                                     --                --         186,000
                                                                    ------------    ------------    ------------

          Net cash provided by financing activities                    2,202,000         245,000      26,164,000
                                                                    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (3,211,000)     (3,646,000)      1,308,000

CASH AND CASH EQUIVALENTS-Beginning of period                          4,519,000       8,777,000              --
                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS-End of period                             $  1,308,000    $  5,131,000    $  1,308,000
                                                                    ============    ============    ============

See notes to condensed consolidated financial statements                                             (Continued)





                                                MicroIslet, Inc.
                                          (A Development Stage Company)
                           Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                                   August 21, 1998
                                                                              Six Month              (Date of
                                                                            Period Ended             Inception)
                                                                        2006            2005      to June 30, 2006
                                                                    ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $         --    $         --    $     13,000
Income taxes paid                                                   $      2,000    $      2,000    $      5,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Conversion of loan from related party to common stock                                             $    510,000
  In-process research and development acquired for common stock                                     $  2,068,000
  Common stock issued as commission for offering of common stock                                    $    316,000
  Warrants issued in debt transaction                                                               $    142,000
  Compensation paid with warrant related to reverse merger                                          $  3,478,000
  Compensation expense related to warrants issued                                                   $  5,147,000
  Common stock issued to founders                                                                   $    (12,000)
  Shares issued pursuant to investment banking agreement                                            $   (200,000)
  Common stock issued related to reverse merger                                                     $ 20,450,000
  Assets acquired under capital lease                                                               $    106,000

See notes to condensed consolidated financial statements.

                                                                                                     (Concluded)

                                                      -5-

                                MICROISLET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. Pursuant to SEC regulations, certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002, (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998, to June 30, 2006.

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

The consolidated results of operations for the period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5.9 million and negative operating cash flows of $5.4 million for the first half of 2006 and has an accumulated deficit of $36 million as of June 30, 2006. As of that date, the Company's cash and cash equivalents were $1.3 million and working capital was $1.5 million. Management has projected that cash on hand, including the funds raised in August 2006 (see Note 5), will be sufficient to allow the Company to continue its operations into the beginning of 2007.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs; the scope and results of pre-clinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patents; competing technological and market developments; and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition the Company will continue to seek funding in the form of grants for its scientific research.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Change in Accounting Principles
-------------------------------

As further discussed in Note 2, on January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," on January 1, 2006, using the modified prospective transition method. Our operating loss from continuing operations for the six months ended June 30, 2006, includes approximately $1,010,000 in share-based employee compensation expense for stock options. Results for prior periods have not been restated for comparative purposes.

Recent Accounting Pronouncements
--------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued FAS 154, "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company's financial position or results of operations as of June 30, 2006.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.


NOTE 2 - SHARE-BASED COMPENSATION

Adoption of FAS 123R
--------------------

In December 2004, the FASB issued FAS 123R, "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. The Company implemented FAS 123R on January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. There are 6,556,073 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Equity Incentive Plan through June 30, 2006, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. Shares issued upon option exercise are typically newly issued shares since the Company has no treasury shares. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This pro forma calculation has been modified for FAS 123R purposes to include estimated forfeitures and expected future volatility rates.

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recorded no share-based employee compensation expense for options exercised under the 2005 Plan or its predecessor plans during the three and six months ended June 30, 2005, as substantially all options granted under those plans had exercise prices equal to the fair market value of the Company's common stock on the date of grant. Results for prior periods have not been restated for comparative purposes.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS" ("FAS 123R-3"). We have elected to adopt the alternative transition method provided in FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

The Company has been operating at a loss since inception and expects to continue incurring a loss in 2006. The Company has a net operating loss carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of June 30, 2006. Since the Company does not have sufficient taxable income in the quarter ended June 30, 2006, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with FAS 123R, since the Company has a net operating loss carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all of our share-based awards recognized under FAS123R, for the three-month and six-month periods ended June 30, 2006 was comprised of the following:
                                                   Three Months     Six Months
                                                     Ended             Ended
                                                  June 30, 2006    June 30, 2006
                                                   ----------       ----------

     Research and development                      $  128,000       $  381,000
     General and administrative                       171,000          629,000
                                                   ----------       ----------
         Total                                     $  299,000       $1,010,000
                                                   ==========       ==========

Determining Fair Value
----------------------

VALUATION AND AMORTIZATION METHOD. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXPECTED TERM. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on the history of grants and exercises in its option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. The Company has examined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on two distinct groups of option recipients: (1) employees and
(2) directors and senior management. Although the amount of data on these two groups was limited, results of the analysis indicate distinct and typical behavior patterns between the two groups. Therefore, the Company is using the applicable term for each group in its valuation.

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), the volatility of the Company's common stock should be measured over the expected term of the options. However, the Company has only been publicly traded since January 2002 and management felt that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options, approximately 2.0 years. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

The Company used the following assumptions to estimate the fair value of options granted for the three and six months ended June 30, 2006 and 2005:


                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          2006        2005      2006       2005
                                       -----------------------------------------

Average expected term (years)             4.5          5        4.5          5
Expected volatility                        77%        77%        77%        77%
Risk-free interest rate                   5.0%       3.0%       5.0%       3.0%
Expected dividend yield                     0%         0%         0%         0%
Forfeiture rate                             5%         0%         5%         0%


Modifications
-------------

Certain options granted to the Company's former President and COO were modified as part of a separation agreement entered into in February 2006. The modification extended the exercise date for each outstanding fully vested option held by the former executive to December 31, 2006. In connection with this modification, the Company recorded compensation expense of $43,000 during the first quarter of 2006. This amount was calculated as the excess of the fair value of the modified options immediately after the modification over the fair value of such options immediately prior to the modification, in accordance with provisions of FAS 123R. The fair value of the modified options was calculated using an assumed forfeiture rate of 0%, expected volatility of 88% and an average expected term of 10.5 months.


Comparable Disclosures
----------------------

As discussed earlier in this Note 2, the Company accounted for share-based compensation under FAS 123R's fair value method during the three and six months ended June 30, 2006. The following table illustrates the effect on the Company's net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to share-based compensation using the Black-Scholes valuation model.

                                                     Three Months    Six Months
                                                        Ended          Ended
                                                    June 30, 2005  June 30, 2005
                                                     -----------    -----------
Net loss, as reported                                $(1,934,000)   $(3,934,000)
Add:  Total share-based compensation expense
      recognized under APB 25                                 --             --
Deduct:  Share-based compensation expense
      determined under the fair value method for
      all awards                                         (83,000)      (187,000)
                                                     -----------    -----------
Pro forma net loss, including share-based
compensation                                         $(2,017,000)   $(4,121,000)
                                                     ===========    ===========
Net loss per share, as reported in prior year:
      Basic and diluted                              $     (0.05)   $     (0.10)
                                                     ===========    ===========
Pro forma net loss per share, including share-based
compensation
      Basic and diluted                              $     (0.05)   $     (0.10)
                                                     ===========    ===========

Stock Options
-------------

The following summary presents the options granted, exercised, expired, forfeited and outstanding during the six months ended June 30, 2006:

                                                          Weighted
                                              Weighted    Average
                                               Average   Remaining    Aggregate
                                    Number    Exercise  Contractrual  Intrinsic
                                   of Shares   Price    Term (years)   Value
                                   ---------  --------  ------------  ---------
Outstanding at December 31, 2005   5,015,128  $  1.15

Granted                            1,779,000  $  2.19
Exercised                           (915,166) $  0.41
Expired                              (15,000) $  1.45
Forfeited                            (30,694) $  1.33
                                   ---------
Outstanding at June 30, 2006       5,833,268  $  1.58        6.50   $3,067,100
                                   =========
Exercisable at June 30, 2006       4,050,760  $  1.36        5.24   $3,016,900
                                   =========

The weighted average fair value of options granted during the six months ended June 30, 2006, was $1.30. The total intrinsic value of options exercised during the six month period ended June 30, 2006, was approximately $1.4 million and represents the difference between the exercise price of the option and the market price of the Company's common stock on the dates of exercise.

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 3,034,457 shares that had exercise prices that were lower than the $1.60 market price of the Company's common stock at June 30, 2006.

The Company received $372,000 in cash from option exercises under all share-based payment arrangements for the six months ended June 30, 2006.

The following summary presents the unvested options granted, expired, forfeited and outstanding during the six months ended June 30, 2006:

                                      Unvested        Weighted Average
                                      Number of          Grant Date
                                       Shares            Fair Value
                                     -----------       --------------

Unvested at December 31, 2005            670,065       $        1.20

Granted                                1,779,000       $        1.30
Vested                                  (620,863)      $        1.09
Forfeited                                (45,694)      $        1.12
                                     -----------

Unvested at June 30, 2006              1,782,508       $        1.33
                                     ===========



As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2006 was $675,500.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and six months ended June 30, 2006 and June 30, 2005 as the inclusion of 13,121,873 and 13,180,981 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006, 2,749,990 shares of stock were issued for the exercises of warrants and options. The Company received $2.3 million in cash from such exercises.

In January 2006, the Company issued 170,000 shares of common stock to Mr. Donald Gallego in a settlement of the litigation brought by Mr. Gallego against MicroIslet of Delaware and the Company's then Chairman and Chief Executive Officer. Expense related to these shares was recorded in 2005, when the litigation settlement agreement was entered into. The Company also issued 20,000 additional shares to Mr. Gallego in May 2006 in satisfaction of liquidated damages owed to him for failure to timely file a registration statement covering the shares of common stock issued to him in the litigation settlement. For the three months ended March 31, 2006, the Company recorded $22,500 of expense associated with the liquidated damages shares which is classified as general and administrative expenses in the accompanying statement of operations.

During the six months ended June 30, 2006, the Company issued 56,880 shares of common stock in satisfaction of liquidated damages owed to the purchasers in the Company's December 2005 financing for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants issued to the purchasers. For the six months ended June 30, 2006, the Company recorded $105,900 of expense associated with the liquidated damages shares which is classified as general and administrative expenses in the accompanying statement of operations.

NOTE 5 - SUBSEQUENT EVENT AND RELATED PARTY TRANSACTIONS

In August 2006, the Company sold privately an aggregate of 2,552,061 shares of common stock to certain accredited investors. The financing resulted in net proceeds to the Company of approximately $3.9 million. The purchase price in the financing was $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.50 per share for others. In connection with this financing, the Company issued warrants to each investor, which are exercisable for an aggregate of 1,403,634 shares of common stock at an exercise price of $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.65 per share for others. These warrants will be exercisable from February 3, 2007 until August 3, 2011.

The investors subject to the higher pricing included a director of the Company, an entity affiliated with that director and an individual affiliated with an officer of the Company.

In connection with this financing, the Company agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants. If the Company fails to have the registration statement declared effective within 120 days following the date of the issuance of the securities (or 150 days following the date of issuance, if the Company is informed by the staff of the Securities and Exchange Commission that it will review the registration statement), or the purchasers are otherwise unable to re-sell their shares purchased in the financing or upon exercise of their warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of 1% per month (accruing daily), with limitations on the maximum amount of liquidated damages as provided for in a registration rights agreement and the Company and the purchasers. The Company will be permitted to pay any such liquidated damages in cash or in shares of common stock at the Company's election.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At June 30, 2006, we had an accumulated deficit of approximately $36 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In December 2005, we completed the sale of common stock for net cash proceeds of $3 million, and during the first half of 2006, we received an aggregate of $2.3 million from exercises of outstanding stock options and warrants. The Company has incurred net losses of $5.9 million and negative operating cash flows of $5.4 million for the first half of 2006 and has an accumulated deficit of $36.0 million as of June 30, 2006. As of that date, the Company's cash and cash equivalents were $1.3 million and working capital was $1.5 million. We have projected that cash on hand, plus cash of $3.9 million raised in August 2006 (see Note 5), will be sufficient to allow the Company to continue its operations into the beginning of 2007. These matters raise substantial doubt about our ability to continue as a going concern.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs, and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Our plans include raising additional debt and/or equity financing to sustain our operations. In addition we will continue to seek funding in the form of grants for our scientific research.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, "Share-Based Payment," using the modified prospective transition method. Under that transition method compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for comparative purposes. At June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 1.6 years.

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

RESULTS OF OPERATIONS

Grant revenue of $154,000 for the three months ended June 30, 2006 and $295,000 for the six months ended June 30, 2006, derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. There was no grant revenue for the corresponding three and six month periods ended June 30, 2005.

General and administrative expenses increased $444,000 to $1,090,000 for the three months ended June 30, 2006 compared to $646,000 for the same period in 2005, and increased $1,378,000 to $2,656,000 for the six months ended June 30, 2006 compared to $1,278,000 for the same period in 2005. The increases were due to higher salaries and fees paid to senior management, temporary consultant fees to fill open positions, increased legal expenses, stock issuances to certain stockholders resulting from contractual liquidated damages owed them, and compensation expense from the new accounting treatment for stock based compensation. Research and development expenses increased $370,000 to $1,697,000 for the three months ended June 30, 2006 from $1,327,000 in the same period in 2005, and increased $844,000 to $3,575,000 for the six months ended June 30, 2006 from $2,731,000 in the same period in 2005. These increases were due to increased costs from our collaboration with the Mayo Foundation and UC Davis, an increase in headcount for lab personnel, increases in materials and services relating to testing of our technology in animals, and compensation expense from the new accounting treatment for stock based compensation.

Our net loss was $2,610,000, or $0.06 per share, for the three months ended June 30, 2006, compared with a net loss of $1,934,000 or $0.05 per share, for the same period in 2005. Our net loss was $5,875,000 or $0.13 per share for the six months ended June 30, 2006, compared with a net loss of $3,934,000 or $0.10 per share, for the same period in 2005. Our loss from August 21, 1998 (Date of Inception) is $36 million. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2006, have netted approximately $23.2 million, and to a lesser degree, through option and warrant exercises, short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $1.3 million at June 30, 2006, a decrease of approximately $3.2 million from December 31, 2005. For the six months ended June 30, 2006, working capital decreased $2.2 million to $1.5 million. The primary uses of cash and cash equivalents during the six months ended June 30, 2006, included $5,409,000 to finance our operations and working capital requirements. The primary source of cash during the six months ended June 30, 2006, was from the exercise of stock warrants and options and grant payments.

In August 2006, we sold privately an aggregate of 2,552,061 shares of common stock to certain accredited investors. The financing resulted in net proceeds to us of approximately $3.9 million. The purchase price in the financing was $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons and $1.50 per share for others. In connection with this financing, we issued warrants to each investor, which are exercisable for an aggregate of 1,403,634 shares of common stock at an exercise price of $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.65 per share for others. These warrants will be exercisable from February 3, 2007 until August 3, 2011.

The investors subject to the higher pricing included a director of our company, an entity affiliated with that director and an individual affiliated with an officer of our company.

In connection with this financing, we agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants. If we fail to have the registration statement declared effective within 120 days following the date of the issuance of the securities (or 150 days following the date of issuance, we are informed by the staff of the Securities and Exchange Commission that it will review the registration statement), or the purchasers are otherwise unable to re-sell their shares purchased in the financing or upon exercise of their warrants, we will be obligated to pay liquidated damages to the purchasers in the amount of 1% per month (accruing daily), with limitations on the maximum amount of liquidated damages as provided for in a registration rights agreement among us and the purchasers. We will be permitted to pay any such liquidated damages in cash or in shares of common stock at our election.

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

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only into the beginning of 2007.

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

PLAN OF OPERATION

We have budgeted our total cash costs for our operations from July 2006 to June 2007 at approximately $9.7 million. We believe however that the costs of remaining pre-clinical studies and the preparation for human clinical trials could range from $15 to $22 million as further explained in the Milestone table below. The actual amount of funds required within the next 12 months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $9.7 million we have budgeted for the next 12 months is divided into the following categories:

Category                                                          Estimated Cost
--------                                                          --------------
Personnel ..................................................         $3,200,000
Sponsored research .........................................            800,000
Outside consultants and services ... .......................          2,300,000
Supplies and materials .....................................          1,600,000
Travel & entertainment .....................................            200,000
Facilities .................................................            400,000
General & administrative ...................................          1,200,000
                                                                     ----------
Total ......................................................         $9,700,000
                                                                     ==========

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P. In our 3,000 square foot laboratory, we have 21 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

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

                                                             Estimated Time of           Estimated Cost of
Milestone                                                    Milestone Completion        Achieving Each Milestone
---------                                                    --------------------        ------------------------
Testing viability and functionality of encapsulated          Second Half of 2006         $2 to $3 million
porcine islets in vitro and in non-human primates

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

In July 2006, we submitted a scientific abstract for presentation at the American Society of Cell Biology in which we disclose that we have achieved evidence of graft function after 6 months in diabetic non-human primates. These findings revealed that glucose levels were lowered more than 30% with insulin requirements of less than 50% of the doses used prior to intraperitoneal transplantation of the encapsulated porcine islets. More importantly, these results were achieved with reducing levels of immunosuppression and the complete discontinuance of immunosuppression after 35-40 days. We believe this is the first demonstration of such prolonged graft function in the peritoneal site without use of prolonged immune suppression. These studies were designed to establish evidence of continued graft function and efficacy of immunoisolation, rather than the achievement of an insulin-free condition in these diabetic animals. Thus, while optimization of this approach is yet to be determined, the feasibility of this intervention as a treatment strategy for insulin-deficient diabetes has been demonstrated.

We believe that patients receiving the MicroIslet-P therapy may require periodic transplantations of additional islet cells annually. In order to demonstrate the feasibility and safety of such re-transplantation, we have conducted re-transplantation experiments in small animals and found that the subsequent transplants were effective and well tolerated.

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

                                                                                                   Estimated Cost of
                                                                             Estimated Time of     Milestone Achieving Each
Milestone                                                                    Completion            Milestone
---------                                                                    ----------            ---------

COMPLETE REQUIRED  FORMAL ANIMAL STUDIES IN ANTICIPATION OF FILING           1st Half of 2007      $6-9 Million
INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FOOD AND DRUG
Administration. Once we have established the "proof of concept" behind our product candidates, we plan to initiate formal studies to demonstrate safety and efficacy required for  support of human clinical trials. These studies will involve both small and large mammals under controlled conditions and will be performed in the facilities of our academic collaborators and at outside contract facilities. These studies will depend on our ability to identify one or more sources that will supply to us or our collaborators a requisite amount of ultra-pure alginate for the capsules and porcine islets. We will engage in ongoing discussions with the FDA during these evaluations. Once we are assured of the safety and efficacy results of these studies we plan to file the investigational new drug application with the FDA.

INITIATE ALLOTRANSPLANTATION HUMAN CLINICAL STUDIES.  These studies          2nd Half of 2007      $5-7 Million
involve the transplantation of human islet cells using our proprietary encapsulation processes from one human to another. We expect that these studies will validate the ability of our microencapsulation technology to provide effective immunoisolation in humans prior to clinical trials.

INITIATE PHASE I HUMAN CLINICAL TRIALS. Once the formal controlled animal    2nd Half of 2007      $10-12 Million
studies have been completed, we plan to file the investigational new drug application. If the application is approved, we plan to begin clinical trials in humans with Type 1 diabetes shortly thereafter. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.

INITIATE PHASE II HUMAN CLINICAL TRIALS. The second phase involves further   2008                  Unknown
safety testing, and an evaluation of efficacy, dose schedules and routes of administration in a larger human population. This phase sometimes overlaps with the Phase I study.

INITIATE PHASE III HUMAN CLINICAL TRIALS. These studies are usually          2009 -2010            Unknown
randomized, double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. Because of the scope and the number of patients involved, significant capital is required for these trials.



                                                                                                   Estimated Cost of
                                                                             Estimated Time of     Milestone Achieving Each
Milestone                                                                    Completion            Milestone
---------                                                                    ----------            ---------

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR         2010 - 2011           Unknown
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

We will not have any significant revenue from operations until the first of our product candidates is approved by the Food and Drug Administration for sale. The approval process is long and costly, and is dependent on the success of multiple human clinical trials. It is difficult to estimate the exact timing for completion of these trials.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. THESE FACTORS, WHEN COMBINED WITH OUR CASH POSITION RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in each period since our inception. As of June 30, 2006, we had incurred total losses of $36 million and our cash and cash equivalents was $1.3 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements into the beginning of 2007. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. In the event funding is not obtained we may be required to curtail operations. These factors raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included in its report on our 2005 audited financial statements an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

We have on file with the SEC an effective registration statement for a total of 14,010,044 shares for resale by investors and investment-related service providers. The selling stockholders under this registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume. We are also obligated to file a registration statement for the resale of an aggregate of approximately 4,000,000 shares issued in private transactions, or issuable upon exercise of warrants issued in private transactions. We intend to file such registration statement on or prior to October 2, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because of the matters discussed in (b) below.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During procedures performed related to the preparation of our quarterly report on Form 10-QSB for the three months ended March 31, 2006, management determined, in consultation with the audit committee, that a material adjustment was required to correct an error made in the accounting treatment for the modification of a certain stock option grant. This error was not detected through the operation of our internal control. In response to this error, we adopted a policy and procedure to remediate this material weakness in internal control whereby financial management will formally research relevant accounting literature relating to, and if necessary, retain the services of a qualified certified public accountant, other than the independent auditor, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters. Management has yet to perform tests of the operating effectiveness of this internal control. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings. We may from time to time become a party to legal proceedings arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances occurred during the quarter ended June 30, 2006:

    o We issued an aggregate of 435,209 shares of common stock pursuant to the exercise of outstanding warrants at exercise prices ranging from $0.60 to $1.30.

    o We issued a total of 41,142 shares of common stock in satisfaction of liquidated damages owed to those the purchasers in our December 2005 private placement for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares issuable upon exercise of the warrrants issued to the purchasers.

    o We issued 20,000 shares to Donald Gallego in satisfaction of liquidated damages owed to him for failure to timely file a registration statement covering the shares of common stock issued to him in a settlement of the litigation brought by Mr. Gallego against MicroIslet of Delaware and our then Chairman and Chief Executive Officer.

We relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

20.1 Letter to Stockholders (incorporated by reference to Exhibit 99.2 on Form 8-K filed on April 11, 2006).

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

         MICROISLET, INC.

August 21, 2006   /s/ James R. Gavin III
                  --------------------------------------------------
                  James R. Gavin III, M.D., Ph.D.
                  President and Chief Executive Officer and Director
                  (Principal Executive Officer)

August 21, 2006   /s/ Kevin A. Hainley
                  --------------------------------------------------
                  Kevin A. Hainley
                  Interim Chief Financial Officer
                  (Principal Financial and Accounting Officer)