Form 10QSB
period 2006-09-30
MICROISLET INC
filed 2006-11-14
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

(_)      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 YES / / NO /X/

At November 1, 2006, 49,241,283 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MicroIslet, Inc. and Subsidiary
                                   (A Development Stage Company)
                         Condensed Consolidated Balance Sheets (unaudited)


                                                                    September 30,    December 31,
                                                                        2006            2005
                                                                    ------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  3,361,000     $  4,519,000
  Grant receivable                                                       196,000          103,000
  Other receivables                                                       15,000          134,000
  Prepaid expenses                                                       256,000          154,000
                                                                    ------------     ------------
           Total current assets                                        3,828,000        4,910,000
                                                                    ------------     ------------
  Property and equipment, net                                            293,000          359,000
  Patents, net                                                            10,000           10,000
  Deposits and other assets                                               50,000           55,000
                                                                    ------------     ------------
           Total assets                                             $  4,181,000     $  5,334,000
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    224,000     $    509,000
  Accrued payroll                                                         87,000          261,000
  Accrued legal and other expenses                                        23,000          439,000
  Current portion of capital lease obligation                             36,000           33,000
                                                                    ------------     ------------
           Total current liabilities                                     370,000        1,242,000
                                                                    ------------     ------------
Capital lease obligation-net of current portion                           33,000           60,000
                                                                    ------------     ------------
           Total liabilities                                             403,000        1,302,000
                                                                    ------------     ------------
STOCKHOLDERS' EQUITY:
    Common stock-$.001 par value; 100,000,000 shares authorized;
      48,578,032 and 42,545,161 shares issued and outstanding at
      September 30, 2006, and December 31, 2005, respectively             48,000           42,000
  Additional paid-in capital                                          41,941,000       34,092,000
  Deficit accumulated during the development stage                   (38,211,000)     (30,102,000)
                                                                    ------------     ------------
           Total stockholders' equity                                  3,778,000        4,032,000
                                                                    ------------     ------------
           Total liabilities and stockholders' equity               $  4,181,000     $  5,334,000
                                                                    ============     ============

See notes to condensed unaudited consolidated financial statements.





                                              MicroIslet, Inc. and Subsidiary
                                               (A Development Stage Company)
                                Condensed Consolidated Statements of Operations (unaudited)



                                                                                                            August 21, 1998
                                              Three Months Ended                 Nine Months Ended             (Date of
                                                 September 30,                      September 30,            Inception) to
                                             2006             2005             2006             2005       September 30, 2006
                                         ------------     ------------     ------------     ------------     ------------

Grant revenue                            $    187,000     $         --     $    482,000     $         --     $  1,045,000

EXPENSES:
  Research and development expenses         1,763,000        1,141,000        5,338,000        3,872,000       21,252,000
  General and administrative expenses         693,000          810,000        3,349,000        2,088,000       18,215,000
                                         ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES                          2,456,000        1,951,000        8,687,000        5,960,000       39,467,000
                                         ------------     ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                       (2,269,000)      (1,951,000)      (8,205,000)      (5,960,000)     (38,422,000)
                                         ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSES):
  Interest income                              35,000           37,000          100,000          121,000          414,000
  Interest expense                                 --           (2,000)              --           (2,000)        (178,000)
  Other                                            --            1,000           (4,000)          (8,000)         (25,000)
                                         ------------     ------------     ------------     ------------     ------------
          Total other income                   35,000           36,000           96,000          111,000          211,000
                                         ------------     ------------     ------------     ------------     ------------

NET LOSS                                 $ (2,234,000)    $ (1,915,000)    $ (8,109,000)    $ (5,849,000)    $(38,211,000)
                                         ============     ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE     $      (0.05)    $      (0.05)    $      (0.18)    $      (0.15)    $      (1.47)
                                         ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING USED IN CALCULATION          47,504,786       40,043,431       45,494,317       39,904,078       26,059,472



See notes to condensed unaudited consolidated financial statements.






                                                 MicroIslet, Inc. and Subsidiary
                                                  (A Development Stage Company)
                                   Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                                                 August 21, 1998
                                                                                       Nine Month Ended             (Date of
                                                                                      Ended September 30,         Inception) to
                                                                                     2006             2005      September 30, 2006
                                                                                 ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (8,109,000)    $ (5,849,000)    $(38,211,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Warrant compensation expense                                                           --               --        5,147,000
    Interest paid with warrant                                                             --               --          142,000
    In process research and development acquired for common stock                          --               --        2,068,000
    Legal settlement paid with common stock                                            23,000               --           23,000
    Late registration damages paid with common stock                                  106,000               --          106,000
    Compensation paid with stock options                                            1,258,000           15,000        3,861,000
    Depreciation and amortization                                                      82,000           78,000          333,000
    Loss on disposal of equipment                                                          --               --           18,000
    Changes in operating assets and liabilities:
      Deposits and other assets                                                         5,000            1,000          (63,000)
      Grant receivable                                                                (93,000)              --         (196,000)
      Other receivables                                                               119,000               --          (15,000)
      Prepaid expenses                                                               (102,000)        (186,000)        (256,000)
      Accounts payable and accrued expenses                                          (571,000)         278,000          868,000
                                                                                 ------------     ------------     ------------
           Net cash used in operating activities                                   (7,282,000)      (5,663,000)     (26,175,000)
                                                                                 ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                             --               --            1,000
  Purchases of property and equipment                                                 (16,000)        (154,000)        (567,000)
                                                                                 ------------     ------------     ------------
           Net cash used in investing activities                                      (16,000)        (154,000)        (566,000)
                                                                                 ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on capital lease obligation                                           (24,000)              --          (37,000)
  Loan from related parties                                                                --               --          525,000
  Repayment of loan from related parties                                                   --               --          (25,000)
  Proceeds from sale of common stock, net of offering costs                         3,712,000           40,000       25,500,000
  Proceeds from exercise of stock options and warrants                              2,452,000          511,000        3,953,000
  Amounts received from prospective investor                                               --          500,000               --
  Proceeds from sale of preferred stock                                                    --               --          186,000
                                                                                 ------------     ------------     ------------
          Net cash provided by financing activities                                 6,140,000        1,051,000       30,102,000
                                                                                 ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,158,000)      (4,766,000)       3,361,000

CASH AND CASH EQUIVALENTS-Beginning of period                                       4,519,000        8,777,000               --
                                                                                 ------------     ------------     ------------
CASH AND CASH EQUIVALENTS-End of period                                          $  3,361,000     $  4,011,000     $  3,361,000
                                                                                 ============     ============     ============


See notes to condensed unaudited consolidated financial statements                                                   (Continued)






                                         MicroIslet, Inc. and Subsidiary
                                          (A Development Stage Company)
                           Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                  August 21, 1998
                                                                              Nine Month             (Date of
                                                                             Period Ended           Inception) to
                                                                        2006            2005     September 30, 2006
                                                                    ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $         --    $         --    $     13,000
Income taxes paid                                                          4,000           2,000           5,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Legal settlement paid with common stock                                304,000              --         304,000
  Conversion of loan from related party to common stock                       --              --         510,000
  In-process research and development acquired for common stock               --              --       2,068,000
  Common stock issued as commission for offering of common stock              --              --         316,000
  Warrants issued in debt transaction                                         --              --         142,000
  Compensation paid with warrant related to reverse merger                    --              --       3,478,000
  Compensation expense related to warrants issued                             --              --       5,147,000
  Common stock issued to founders                                             --              --         (12,000)
  Shares issued pursuant to investment banking agreement                      --              --        (200,000)
  Common stock issued related to reverse merger                               --              --      20,450,000
  Assets acquired under capital lease                                         --              --         106,000

See notes to condensed unaudited consolidated financial statements.

                                                                                                      (Concluded)


                                                        5

                          MICROISLET, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), and its wholly owned subsidiary have been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations. Pursuant to SEC regulations, certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998, to September 30, 2006.

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

The consolidated results of operations for the period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $8.1 million and negative operating cash flows of $7.3 million for the first nine months of 2006 and has an accumulated deficit of $38.2 million as of September 30, 2006. As of that date, the Company's cash and cash equivalents were $3.4 million and working capital was $3.5 million. Management has projected that cash on hand will be sufficient to allow the Company to continue its operations only into the beginning of 2007. These matters raise substantial doubt about our ability to continue as a going concern.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs; the scope and results of pre-clinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patents; competing technological and market developments; and the cost of product commercialization. The Company does not expect to generate positive cash flow from operations until well after the commercial launch of its first product given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition, the Company will continue to seek funding in the form of grants for its scientific research.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Change in Accounting Principles
-------------------------------

As further discussed in Note 2, on January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," on January 1, 2006, using the modified prospective transition method. Our operating loss from continuing operations for the nine months ended September 30, 2006, includes approximately $1.2 million in share-based employee compensation expense for stock options. Results for prior periods have not been restated.

Recent Accounting Pronouncements
--------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued FAS 154, "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company's financial position or results of operations as of and for the nine months ended September 30, 2006.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

NOTE 2 - SHARE-BASED COMPENSATION

Adoption of FAS 123R
--------------------

In December 2004, the FASB issued FAS 123R, "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R. On April 14, 2005, the SEC adopted a new rule amending the effective dates for FAS 123R. The Company implemented FAS 123R on January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of September 30, 2006, there are 7,471,339 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Equity Incentive Plan through September 30, 2006, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), as modified for FAS 123R purposes to include estimated forfeitures and expected future volatility rates.

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recorded no share-based employee compensation expense for options exercised under the 2005 Plan or its predecessor plans during the three and nine months ended September 30, 2005, as substantially all options granted under those plans had exercise prices equal to the fair market value of the Company's common stock on the date of grant. Results for prior periods have not been restated for comparative purposes.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS" ("FAS 123R-3"). The Company has elected to adopt the alternative transition method provided in FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

The Company has been operating at a loss since inception and expects to continue incurring a loss in 2006. The Company has a net operating loss carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of September 30, 2006. Since the Company does not have sufficient taxable income in the quarter ended September 30, 2006, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with FAS 123R, since the Company has a net operating loss carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all of our share-based awards recognized under FAS123R, for the three months and nine months ended September 30, 2006 was comprised of the following:

                                          Three Months            Nine Months
                                              Ended                 Ended
                                        September 30, 2006    September 30, 2006
                                        ------------------    ------------------
Research and development                   $  123,000            $  517,000
General and administrative                    107,000               741,000
                                           ----------            ----------

Total                                      $  230,000           $ 1,258,000
                                           ==========           ===========

Determining Fair Value
----------------------

VALUATION AND AMORTIZATION METHOD. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXPECTED TERM. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on the history of grants and exercises in its option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. The Company has examined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on two distinct groups of option recipients: (1) employees other than senior management and (2) directors and senior management. Although the amount of data on these two groups was limited, results of the analysis indicate distinct and typical behavior patterns between the two groups. Therefore, the Company is using the applicable term for each group in its valuation.

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on the SEC Staff Accounting Bulletin No. 107 (SAB 107), the volatility of the Company's common stock should be measured over the expected term of the options. The Company has been publicly traded since January 2002, but management has concluded that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

FORFEITURES. The Company uses historical data of the Company and the peer group to estimate pre-vesting option forfeitures. The Company's estimate uses a combination of historical forfeiture rates found in the peer group, historical rates found at the Company, and the Company's measured turnover rates for employees and directors/senior management. As required by FAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of employee Options granted for the three months ended September 30, 2005 and the nine months endedSeptember 30, 2005 and 2006 (there were no option grants during the three months ended September 30, 2006):

                                           Three Months         Nine Months
                                              Ended                Ended
                                          September 30,        September 30,
                                          -------------        -------------
                                          2006     2005        2006     2005
                                          ----     ----        ----     ----
Average expected term (years)               --        5         4.5        5
Expected volatility                         --       77%         77%      77%
Risk-free interest rate                     --      3.0%        5.0%     3.0%
Expected dividend yield                     --        0%          0%       0%
Forfeiture rate                             --        0%          5%       0%

Modifications
-------------

Certain options granted to the Company's former President and COO were modified as part of a separation agreement entered into in February 2006. The modification extended the exercise date for each outstanding fully vested option held by the former executive to December 31, 2006. In connection with this modification, the Company recorded compensation expense of $43,000 during the first quarter of 2006. This amount was calculated as the excess of the fair value of the modified options immediately after the modification over the fair value of such options immediately prior to the modification, in accordance with provisions of FAS 123R. The fair value of the modified options was calculated using an assumed forfeiture rate of 0%, expected volatility of 88% and an average expected term of 10.5 months. Comparable Disclosures

As discussed earlier in this Note 2, the Company accounted for share-based compensation under FAS 123R's fair value method during the three and nine months ended September 30, 2006. The following table illustrates the effect on the Company's net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to share-based compensation using the Black-Scholes valuation model.

                                                             Three Months             Nine Months
                                                                Ended                   Ended
                                                          September 30, 2005      September 30, 2005
                                                            --------------          --------------
Net loss, as reported                                       $   (1,915,000)         $  (5,849,000)
Add:  Total share-based compensation expense
     recognized under APB 25                                           --                      --
Deduct:  Share-based compensation expense
     determined under the fair value method for
     all awards                                                    (72,000)               (259,000)
                                                            --------------          --------------
Pro forma net loss, including share-based compensation      $   (1,987,000)         $   (6,108,000)
                                                            ==============          ==============
Net loss per share, as reported in prior year:
     Basic and diluted                                      $        (0.05)         $        (0.15)
                                                            ==============          ==============
Pro forma net loss per share, including
    share-based compensation
       Basic and diluted                                    $        (0.05)         $        (0.15)
                                                            ==============          ==============

Stock Options
-------------

The following summary presents the options granted, exercised, expired, forfeited and outstanding during the nine months ended September 30, 2006:

                                                                                 Weighted
                                                                 Weighted        Average
                                                                  Average       Remaining
                                                Number of        Exercise      Contractual       Aggregate
                                                 Shares            Price       Term (years)    Intrinsic Value
                                              -------------     ------------   ------------    ---------------
Outstanding at December 31, 2005                 5,015,128          $1.15

Granted                                          1,779,000           2.19

Exercised                                       (1,386,705)          0.39
Forfeited and expired                             (617,901)          1.22
                                              ------------

Outstanding at September 30, 2006                4,789,522           1.75           7.3           $2,195,000
                                              ============

Exercisable at September 30, 2006                3,177,992           1.57           6.3           $2,143,000
                                              ============

The weighted average fair value of options granted during the nine months ended September 30, 2006, was $1.30. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was approximately $2.1 million and represents the difference between the respective exercise prices of the options and the market price of the Company's common stock on the dates of exercise.

The aggregate intrinsic value of options outstanding at September 30, 2006, is calculated as the difference between the respective exercise prices of the underlying options and the market price of the Company's common stock for the 2,192,688 shares that had exercise prices that were lower than the $1.69 market price of the Company's common stock at September 30, 2006.

The Company received $545,000 from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006.

The following summary presents the unvested options granted, expired, forfeited and outstanding during the nine months ended September 30, 2006:

                                       Unvested
                                       Number of         Weighted Average Grant
                                        Shares              Date Fair Value
                                     ------------        ---------------------
Unvested at December 31, 2005             670,065                $1.20
Granted                                 1,779,000                 1.30
Vested                                   (688,529)                1.12
Forfeited and expired                    (149,006)                0.74
                                     ------------
Unvested at September 30, 2006           1,611,530                1.34
                                     =============

As of September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $799,000.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and nine months ended September 30, 2006 and September 30, 2005 as the inclusion of 13,630,547 and 12,982,424 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006, 3.2 million shares of stock were issued for the exercises of warrants and options. The Company received $2.5 million in cash from such exercises.

In January 2006, the Company issued 170,000 shares of common stock to Mr. Donald Gallego in a settlement of the litigation brought by Mr. Gallego against MicroIslet of Delaware and the Company's then Chairman and Chief Executive Officer. Expense of $304,000 related to these shares was recorded in 2005, when The litigation settlement agreement was entered into. The Company also issued 20,000 additional shares to Mr. Gallego in May 2006 in satisfaction of liquidated damages owed to him for failure to timely file a registration statement covering the shares of common stock issued to him in the litigation settlement. For the nine months ended September 30, 2006, the Company recorded $23,000 of expense associated with the liquidated damages shares which is classified as general and administrative expenses for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 56,881 shares of common stock in satisfaction of liquidated damages owed to the purchasers in the Company's December 2005 financing for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants issued to the purchasers. For the nine months ended September 30, 2006, the Company recorded $106,000 of expense associated with the liquidated damages shares which is classified as general and administrative expenses for the nine months ended September 30, 2006.

NOTE 5 - PRIVATE PLACEMENT AND RELATED PARTY TRANSACTIONS

In August 2006, the Company sold privately an aggregate of 2,552,061 shares of common stock to a limited number of accredited investors. The financing resulted in net proceeds to the Company of approximately $3.8 million. The purchase price in the financing was $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.50 per share for others. In connection with this financing, the Company issued warrants to each investor, which are exercisable for an aggregate of 1,403,634 shares of common stock at an exercise price of $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.65 per share for others. These warrants will be exercisable from February 3, 2007 until August 3, 2011.

The investors subject to the higher pricing included a director of the Company, an entity affiliated with that director and an individual affiliated with an officer of the Company.

A registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants was filed and declared effective by the SEC on October 13, 2006.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At September 30, 2006, we had an accumulated deficit of approximately $38.2 million. We do not expect to produce revenues from operations for the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models and initiate Phase I human clinical trials. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

In August 2006, we completed the sale of common stock for net cash proceeds of $3.8 million, and during the nine months of 2006, we received an aggregate of $2.5 million from exercises of outstanding stock options and warrants. We have incurred net losses of $8.1 million and negative operating cash flows of $7.3 million for the nine months ended September 30, 2006. As of that date, our cash and cash equivalents were $3.4 million and working capital was $3.5 million. We have projected that cash on hand will be sufficient to allow the Company to continue its operations only into the beginning of 2007. These matters raise substantial doubt about our ability to continue as a going concern.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. We do not expect to generate positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs, and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Our plans include raising additional debt and/or equity financing to sustain our operations. In addition we will continue to seek funding in the form of grants for our scientific research.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, "Share-Based Payment," using the modified prospective transition method. Under that transition method compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for comparative purposes. At September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 1.3 years.

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

RESULTS OF OPERATIONS

Grant revenue of $187,000 for the three months ended September 30, 2006 and $482,000 for the nine months ended September 30, 2006, is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. There was no grant revenue for the corresponding three and nine month periods ended September 30, 2005.

General and administrative expenses decreased $117,000 to $693,000 for the three months ended September 30, 2006 compared to $810,000 for the same period in 2005, and increased $1,261,000 to $3,349,000 for the nine months ended September 30, 2006, compared to $2,088,000 for the same period in 2005. The increases for the nine months ended September 30, 2006 were due to higher salaries and fees paid to senior management, temporary consultant fees to fill open positions, increased legal expenses, stock issuances to certain stockholders resulting from contractual liquidated damages owed them, and increased compensation expense from the new accounting treatment for stock based compensation in the first six months 2006. Research and development expenses increased $622,000 to $1,763,000 for the three months ended September 30, 2006, from $1,141,000 in the same period in 2005, and increased $1,466,000 to $5,338,000 for the nine months ended September 30, 2006, from $3,872,000 in the same period in 2005. These increases were due to increased costs from our collaborations with the Mayo Foundation which increased by approximately $175,000 and UC Davis which increased by approximately $200,000 for the nine months ended September 30, 2006;
an increase in headcount for lab personnel; increases in materials and services relating to testing of our technology in animals; and compensation expense from the new accounting treatment for share-based compensation. We are Projecting increases in our research and development expenses beginning the Fourth quarter of 2006 as we approach a pre-IND meeting with the FDA and the Commencement of Phase I/II allotransplantation clinical trials.

Our net loss was $2,234,000, or $0.05 per share, for the three months ended September 30, 2006, compared with a net loss of $1,915,000, or $0.05 per share, for the same period in 2005. Our net loss was $8,109,000, or $0.18 per share, for the nine months ended September 30, 2006, compared with a net loss of $5,849,000, or $0.15 per share, for the same period in 2005. Our loss from August 21, 1998 (Date of Inception), is $38.2 million. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through September 30, 2006, have netted approximately $25.5 million, and to a lesser degree, through option and warrant exercises, short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

Our combined cash and cash equivalents totaled approximately $3.4 million at September 30, 2006, a decrease of approximately $1.2 million from December 31, 2005. For the nine months ended September 30, 2006, working capital decreased $0.2 million to $3.5 million. The primary uses of cash and cash equivalents during the nine months ended September 30, 2006, included $7.3 million to finance our operations and working capital requirements. The sources of cash during the nine months ended September 30, 2006, were sale of common stock and warrants, exercise of stock warrants and options, and grant payments.

In August 2006, we sold privately an aggregate of 2,552,061 shares of common stock to a limited number of accredited investors. The financing resulted in net proceeds to us of approximately $3.8 million. The purchase price in the financing was $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons and $1.50 per share for others. In connection with this financing, we issued warrants to each investor, which are exercisable for an aggregate of 1,403,634 shares of common stock at an exercise price of $1.67 per share for directors, officers, employees, or consultants of the Company, or affiliates of such persons, and $1.65 per share for others. These warrants will be exercisable from February 3, 2007 until August 3, 2011.

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

PLAN OF OPERATION

We have budgeted our total cash costs for our operations from October 2006 to September 2007 at approximately $16 million. We believe however that the costs of remaining pre-clinical studies, Phase I/II allotransplantation trials, and the preparation for xenotransplantation trials could range from $13 to $17 million as further explained in the Milestone table below. The actual amount of funds required within the next 12 months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $16 million we have budgeted for the next 12 months is divided into the following categories:

Category                                                       Estimated Cost
--------                                                       --------------
Personnel..........................................            $    3,500,000
Sponsored research.................................                 3,200,000
Outside consultants and services...................                 3,500,000
Supplies and materials.............................                 2,500,000
Travel ............................................                   300,000
Facilities.........................................                   600,000
General & administrative...........................                 2,400,000
                                                               --------------
Total..............................................            $   16,000,000
                                                               ==============

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P. In our 3,000 square foot laboratory, we have 22 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology as well as any additional processes, procedures or scientific advances we develop in our laboratory.

We are sponsoring research at the University of Alberta, Edmonton, The Scripps Research Institute (TSRI), and the California Regional Primate Center at the University of California, Davis to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with our sponsored research partners and possibly other collaborators, we continue to obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the microcapsule itself, and any side effects associated with the transplantation. We are also developing information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the microcapsule in vivo. Through these activities, we are planning to establish the safety and efficacy of our product candidate in animals required for support of human clinical trials. We estimate that we will complete these animal studies in the first half of 2007.

In July 2006, we submitted a scientific abstract for presentation at the American Society of Cell Biology in which we disclose that we have achieved evidence of graft function after six months in diabetic non-human primates. These findings revealed that glucose levels were lowered more than 30% with insulin requirements of less than 50% of the doses used prior to intraperitoneal transplantation of the encapsulated porcine islets. More importantly, these results were achieved with reducing levels of immunosuppression and the complete discontinuance of immunosuppression after 35-40 days. We believe this is the first demonstration of such prolonged graft function in the peritoneal site without use of prolonged immune suppression. These studies were designed to establish evidence of continued graft function and efficacy of immunoisolation, rather than the achievement of an insulin-free condition in these diabetic animals. Thus, while optimization of this approach is yet to be determined, the feasibility of this intervention as a treatment strategy for insulin-deficient diabetes has been demonstrated.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

The initial patient population that we are targeting in our business strategy are the thousands of persons who have received kidney transplants due to renal malfunction from uncontrolled diabetes. The scientific literature suggests that these patients require an improved form of treatment for their underlying disease. In those cases where pancreas transplants or islets have been available for such patients, they have had improved kidney graft survival and improved overall survival. The clear limitation has been that of tissue supply in a form that can be delivered safely with the promise of sustained availability.

Since none of our product candidates have yet advanced beyond the research stage, the process of developing product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities.


The following chart is a summary of the significant milestones our management believes we will have to meet after successfully completing initial feasibility studies in order to begin and complete human clinical trials, and eventually to generate revenue from the sale of our product candidates. Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency and repeatability of results. The chart also includes the estimated cost of achieving each milestone.

                                                                                  Estimated Time of           Estimated Cost of
Milestone                                                                            Completion            Achieving Each Milestone
---------                                                                       ---------------------      ------------------------

FILE INVESTIGATIONAL NEW DRUG (IND) APPLICATION WITH THE FOOD AND DRUG          2nd Half of 2007            $3-5 Million
ADMINISTRATION (FDA) FOR ALLOTRANSPLANTATION CLINICAL TRIALS.  We have prepared a package for the pre-IND discussion with the FDA, and we have scheduled our pre-IND meeting.  If such meeting is favorable, and if we are assured of the safety and efficacy results of product candidates based on our ongoing animal studies, we will submit our IND application for review by the FDA's Center for Drug Evaluation and Research (CDER), which will review the IND and supporting data, and conduct a safety review.  The time for completion will depend on whether the CDER permits the study to proceed based on the data presented, or seeks more data before permitting the study to proceed.  In addition, our clinical trials will require approval and oversight by an Institutional Review Board (IRB) and adherence to requirements for proper informed consent from study subjects are required.


                                                                                  Estimated Time of           Estimated Cost of
Milestone                                                                            Completion            Achieving Each Milestone
---------                                                                       ---------------------      ------------------------

INITIATE PHASE I/II HUMAN ALLOTRANSPLANTATION CLINICAL TRIALS. Shortly          2nd Half of 2007           $10-12 Million
after the IND application is approved, we plan to begin clinical trials in humans with Type 1 diabetes who have received kidney transplants due to renal malfunction. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness.
The structure of our allotransplantation trial will comprise both a Phase I and
II component. These studies will be designed to test the safety and efficacy of our technology in the peritoneum. We will be seeking quality control/quality assurance (QC/QA), good manufacturing practice (GMP) and good laboratory practice (GLP) validations during this phase of our work.

FILE IND APPLICATION FOR XENOTRANSPLANTATION CLINICAL TRIALS.                   2nd Half of 2008            $4-5 Million
Concurrently with our process for commencing allotransplantation trials, we will be pursuing IND approval for xenotransplantation trials.  We will be using data from our allotransplantation studies and the QC/QA, GMP and
GLP validations achieved during the allotransplantation studies to support this IND application.

INITIATE PHASE I/II XENOTRANSPLANTATION CLINICAL TRIALS. Once the IND           2008-2009                      Unknown
application for xenotransplantation clinical trials is approved, we plan to begin the second stage of our clinical trial strategy to use encapsulated porcine islets in human subjects to evaluate the safety and efficacy of these islets in patients with type I diabetes with kidney transplants.  During these trials, we will evaluate whether our product candidate may qualify for an orphan drug designation under the Orphan Drug
Act.  If our candidate receives an orphan drug designation, we will be eligible for extended patent protection, tax benefits and special research subsidies and funding.

INITIATE PHASE III HUMAN CLINICAL TRIALS. The design and product candidate      2010                           Unknown
chosen for these studies will be based on the results of our allo- and xenotransplantation clinical trials and our discussions with the FDA.
These studies are usually randomized, double-blind studies testing product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. While the scope of these trials is larger, it is not expected that the trial design will mimic the randomized, double-blind design of small drug trials.


COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR            2010 - 2011                    Unknown
APPROVAL.  Once the clinical investigations are complete, we intend to submit an application to the FDA including all of our clinical and preclinical data.  We believe we will also be required upon completion of clinical trials to submit a biologics license application (BLA) to the
FDA.  The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT TO BROADER CLINICAL           2011                           Unknown
MARKET.


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

We have experienced significant operating losses in each period since our inception. As of September 30, 2006, we had incurred total losses of $38.2 million and our cash and cash equivalents was $3.4 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have on file with the SEC effective registration statements for a total of 17,972,433 shares for resale by investors and investment-related service providers. The selling stockholders under these registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During procedures performed related to the preparation of our quarterly report on Form 10-QSB for the three months ended March 31, 2006, management determined, in consultation with the audit committee, that a material adjustment was required to correct an error made in the accounting treatment for the modification of a certain stock option grant. This error was not detected through the operation of our internal control. In response to this error, we adopted a policy and procedure to remediate this material weakness in internal control whereby financial management will formally research relevant accounting literature relating to, and if necessary, retain the services of a qualified certified public accountant, other than the independent auditor, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters. Management has yet to perform tests of the operating effectiveness of this internal control. As a result of the foregoing, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. No changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings. We may from time to time become a party to legal proceedings arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 32,400 shares of common stock pursuant to the exercise of an outstanding warrant at an exercise price of $1.00.

We relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities. There were no other issuances during the quarter ended September 30, 2006 that were not previously reported on Form 8-K.

During the quarter ended June 30, 2006, we issued a total of 56,881 shares of common stock in satisfaction of liquidated damages owed to those the purchasers in our December 2005 private placement for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares issuable upon exercise of the warrants issued to the purchasers. We relied on Regulation D, Rule 506 of the Securities Act, in issuing such securities.

ITEM 5. OTHER INFORMATION

In October 2006, our compensation committee recommended and our board ratified an increase in the monthly retainer for our non-employee directors from $1,500 per month to $2,000 per month, effective November 2006. Mr. Hagenbuch does not receive director fees. In addition, our compensation committee recommended and our board ratified an annual $10,000 retainer to be paid to the chair of the audit committee. The current chair of our audit committee, Steven T. Frankel, will be credited for his service for all of calendar year 2006.

In October 2006, our compensation committee approved and our board ratified an automatic grant of an option to purchase 100,000 shares of common stock to each new director upon appointment or election to the board. Each such option will have an exercise price equal to the fair market value on the date of such appointment or election (which will be the date of grant), will vest in equal monthly installments over three years, and will expire ten years after the date of grant.

This disclosure is provided in lieu of disclosure under Item 1.01 of Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 Securities Purchase Agreement, dated July 27, 2006 (incorporated by reference to Exhibit 99.1 on Form 8-K filed on August 1, 2006).

10.2 Registration Rights Agreement, dated July 27, 2006 (incorporated by reference to Exhibit 99.2 on Form 8-K filed on August 1, 2006).

10.3 Form of Warrant (incorporated by reference to Exhibit 99.3 on Form 8-K filed on August 1, 2006).

20.1              Letter to Stockholders (incorporated by reference to Exhibit
                  99.1 on Form 8-K filed on August 15, 2006).

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

         MICROISLET, INC.

November 14, 2006                   /s/ James R. Gavin III
                                    ----------------------------------------
                                    James R. Gavin III, M.D., Ph.D.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

November 14, 2006                   /s/ Kevin A. Hainley
                                    ----------------------------------------
                                    Kevin A. Hainley
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)