Form 10KSB
period 2006-12-31
MICROISLET INC
filed 2007-04-02
CIK 1092050

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission File Number 0-27035
                                                -------

                                MICROISLET, INC.
                 (Name of Small Business Issuer in its Charter)

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

              Securities registered under Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                           -------------------
     COMMON STOCK, $.001 PAR VALUE                    AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

Yes [  ] No [X]

 The registrant's revenues for its most recent fiscal year were $631,000.

As of March 1, 2007, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $12,503,000.*

The number of shares of Common Stock, $.001 par value, outstanding on March 1, 2007, was 49,341,301.


* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on March 1, 2007. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

ITEM 1.  Business                                                              3
ITEM 2.  Properties                                                           12
ITEM 3.  Legal Proceedings                                                    12
ITEM 4.  Submission of Matters to a Vote of Security Holders                  13

                                     PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters, and Small
         Business Issuer Purchases of Equity Securities                       13

ITEM 6.  Management's Discussion and Analysis or Plan of Operation            14
ITEM 7.  Financial Statements                                                 31
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 31
ITEM 8A. Controls and Procedures                                              31
ITEM 8B. Other Information                                                    32

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    32
ITEM 10. Executive Compensation                                               35
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      38
ITEM 12. Certain Relationships and Related Transactions                       39
ITEM 13. Exhibits                                                             40
ITEM 14. Principal Accountant Fees and Services                               45

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, exclusively licensed from Duke University, along with our own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce products to the market.

PRODUCTS

We intend to seek FDA approval for marketing in the U.S. a first product, called MicroIslet-H(TM). MicroIslet-H(TM) will be an injectable suspension of microencapsulated HUMAN insulin-producing, pancreatic islet cells. MicroIslet-H(TM) has very limited commercial potential due to the high cost and limited supply of human islets. We also intend to seek FDA approval for a second product, MicroIslet-P(TM), which will be an injectable suspension of microencapsulated PORCINE insulin-producing, pancreatic islet cells. If successful, MicroIslet-P(TM) will address the inherently limited supply of human islets, and we believe it has significant commercial potential. Both of our product candidates are intended for the treatment of insulin-dependent diabetes, and both are intended to be administered into the patient's abdominal cavity, where the transplanted islet cells will produce insulin in response to increases in blood glucose, much like the patient's original pancreatic islet cells did prior to being destroyed by disease.

The primary function of microencapsulation is to protect the islets from the host's immune system. The microcapsule coating is composed of layers of biocompatible materials.

LICENSE AND SPONSORED RESEARCH

We entered into a license agreement with Duke University in September 1998, which was amended in February 1999. Pursuant to the license agreement we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage, and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the license agreement we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2006, we had paid Duke approximately $450,000 for its research efforts.

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

The agreement imposes on us an obligation to indemnify Duke, its officers, employees, and agents against claims arising from our or any sub licensee's development, manufacture, or sale of any products that are developed through the use of the patented technology licensed from Duke. The agreement also imposes on us an obligation to use best efforts to market for exploitation the licensed technology, to develop manufacturing capabilities internally or through third parties, and to continue active, diligent marketing efforts for products based on the licensed technology, including a vigorous sublicensing program to effect commercialization of such products in any field we do not exploit on our own. If we fail to meet these obligations, Duke may reduce the license to a non-exclusive one. Moreover, if we fail to meet our obligations under the agreement, including our payment obligations, and fail to remedy our breach within 30 days of notice of the breach from Duke, Duke may terminate the agreement. The license agreement expires when the last patent within the patent rights licensed to us by Duke has expired.

We have also entered into two broad collaboration agreements in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute (TSRI). Under the terms of the agreements, we and TSRI are conducting preclinical studies utilizing our proprietary technologies. We believe the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and may be included as part of the IND process required by the FDA for human clinical trials. The first agreement calls for us to fund TSRI in the amount of approximately $610,000 over a two year period ending in June 2007; the second for approximately $450,000 over a three year period ending in August 2007. We paid to TSRI approximately $596,000 and $367,000 during the years ended December 31, 2006 and 2005, respectively, and a total of $1.6 million since January 1, 2003.

We have also entered into a collaboration agreement with the California National Primate Research Center at the University of California, Davis in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. The agreement calls for us to fund the University in the amount of approximately $1.3 million over a three year period ending May 2007. We paid to the University of California, Davis, approximately $750,000 and $115,000 during the years ended December 31, 2006 and 2005, respectively, and a total of $985,000 since January 1, 2004.

Until November 2006, we also collaborated with the University of Alberta, Edmonton (Canada). This facility assisted us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement we paid the University approximately $54,000 during the year ended December 31, 2005, and $110,000 from January 1, 2002 to December 31, 2005. No payments were made in 2006.

INTELLECTUAL PROPERTY

Over the last year our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification, and encapsulation. We have filed and will continue to file applications with the U.S. Patent and Trademark Office to protect our intellectual property as deemed appropriate.

Patents, trademarks, and trade secrets are central to the profitability of pharmaceutical products and our policy is to pursue intellectual property protection aggressively for all our products. The license from Duke University described above relates to two patents owned by Duke that are central to our business plan. Both patents relate to methods of culturing, cryopreserving, and encapsulating pancreatic islet cells. A summary of the patents is provided in the following table:


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

6,365,385                  Method of treating isolated pancreatic islet cells by:
   (granted 4/2/2002)            - Microencapsulated islet cells prepared according
   (expires 3/22/2019)               to claimed methods (above)
                                 - Microencapsulated islet cell product prepared
                                     according to claimed methods
                                 - Incubation of capsule containing a cell in
                                     a physiologically acceptable salt, where
                                     said salt is a sulfide salt, to increase
                                     capsule durability while retaining
                                     physiological responsiveness
                                 - Method of culturing with cocktail*
                                 - Semi permeable membrane to include poly-l-ornithine

6,783,964                        Product composition patent describing:
   (granted 8/31/2004)           - Microencapsulated islet cells
   (expires 3/22/2019)           - Microcapsule is comprised of a polysaccharide gum
                                     surrounded by a semi permeable membrane
                                 - Microcapsule is comprised of alginate in combination
                                     with polylysine, polyornithine and combinations
                                     thereof
                                 - Internal islet cell-containing core is comprised of
                                     alginate, gelled or not gelled
                                 - Microcapsule is 50um to 2mm in diameter
                                 - Microcapsule is incubated in physiologically
                                     acceptable salt to increase durability of the
                                     microcapsule

                                      -4-





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

* Possible components of cocktail include: anti-oxidants, anti-cytokines, anti-endotoxin, and/or antibiotics.

RESEARCH AND DEVELOPMENT STRATEGY

Our in-house research and development effort is focused on development of our first product candidates called MicroIslet-H(TM) and MicroIslet-P(TM). In our 3,000 square foot laboratory we have 17 employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology, as well as any additional processes, procedures, or scientific advances we develop in our laboratory.

We are sponsoring research at TSRI and The California Regional Primate Center at the University of California, Davis, to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with our sponsored research partners, and possibly other collaborators, we continue to obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the capsule itself, and any side effects associated with the transplantation. We are also developing information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the microcapsule in vivo. We are also working on developing approaches for reduction and elimination of the use of systemic immunosuppression in islet cell transplant recipients. Through these activities, we are planning to establish the safety and efficacy of our product candidates in animals required for support of human clinical trials.

We have received data from TSRI showing interim results of transplants using our proprietary technology in approximately 150 small animals. Study groups of streptozotocin-induced diabetic NOD/SCID, as well as groups of immunocompetent mice, were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. This ongoing study is being conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

An analysis of the data supports the following observations:

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

     o Diabetes is reversed in 80-85% of small animals. Graft function has been observed for 300 days or more post transplantation.

     o Transplantation of encapsulated islets does not sensitize the host to a second transplant. The graft survival in the second transplant is at least as long as the first transplant.

In September 2005 we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated porcine islets transplanted into the peritoneum of a diabetic rat model. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens. An analysis of the results of these preclinical animal studies appears to demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated porcine islets are transplanted into the peritoneal cavity. We believe that patients that are treated with MicroIslet-P(TM) may require periodic transplantations of additional islet cells. Accordingly, we have endeavored to demonstrate the feasibility and safety of such re-transplantation by conducting re-transplantation experiments in small animals. We have found that the subsequent transplants were effective and well tolerated. In addition to supporting the potential efficacy of our therapeutic approach, these results demonstrate that the rodent model is an important tool for optimizing and refining the islet survival formulation and transplantation procedures for our ongoing primate studies.

Additional preclinical studies have been performed in non-human primates which, while demonstrating no signs of adverse clinical effects, have demonstrated normal patterns of activity and periods of reduced insulin requirements. In February 2006 we received data showing that minimally-invasive transplantation of encapsulated porcine islets by intraperitoneal injection resulted in significant and prolonged (greater than 30 days) improvement of blood sugar with reduced insulin use in diabetic primates. Subsequent studies with non-human primates have demonstrated evidence of graft function, with no signs of adverse clinical effects, for periods up to approximately one year. Moreover, animals have tolerated multiple transplantations into the peritoneum without evidence of adverse effects. These results have been accomplished without chronic immunosuppression. In addition, these results were accomplished through the use of our proprietary cocktail of islet survival factors pre- and post-transplantation, in combination with a proprietary encapsulation formulation, which together significantly improved the duration of islet function in the recipient animal. The encapsulation formulation used in these studies is designed to more effectively assure immunoisolation of the encapsulated islets while preserving access to nutrients, oxygen, and transport of low molecular weight proteins. Our work in primates to date has provided a basis upon which to design our future human studies, both with regard to allotransplantation (same species transplantation) using MicroIslet-H(TM) and xenotransplantation (transplantation between different species) using MicroIslet-P(TM).

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

Once we are satisfied that we have adequately optimized our processes and have received FDA approval to proceed with human clinical trials, we expect to undertake a two-stage strategy to validate the utility of this approach for transplantation of human and porcine islets. Thus, we will conduct the following studies:

     o Conduct allotransplantation human clinical studies in cooperation with the City of Hope using their human islets and our encapsulation process. These studies are intended to validate our technology by demonstrating the ability of our microencapsulation technology to support function and provide immunoisolation in humans prior to clinical trials of MicroIslet-P(TM).

     o Conduct human clinical trials for MicroIslet-P(TM) using microencapsulated porcine islets.

Our total research and development expenses were approximately $7.1 and $5.6 million for 2006 and 2005, respectively.

PORCINE ISLET SUPPLY

Under the rules of the FDA, porcine islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free, or DPF, pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. We currently obtain our DPF pigs from the Mayo Foundation for Medical Education and Research (the "Mayo Foundation"), and we believe this is the only facility that can currently produce DPF pigs to the required specification.

In November 2005 we entered into a long-term supply agreement with the Mayo Foundation. Under the agreement the Mayo Foundation has agreed to supply us with substantially all of its production of non-transgenic, DPF pigs for our pre-clinical and human clinical xenotransplantation research for an initial term expiring in November 2008 and extendable (at our option) for up to an additional four years.

We have agreed to pay a monthly fee, subject to inflationary adjustments, to the Mayo Foundation over the period of the long-term supply agreement for the right to receive these pigs. We will also be required to pay the Mayo Foundation for its expenses of harvesting pancreases, should we ask the Mayo Foundation to perform such harvesting for us. In addition we have agreed to grant to the Mayo Foundation a warrant to purchase 75,000 shares of our common stock upon the occurrence of each of the following events: (i) IND approval for a product using DPF pigs; (ii) approval to start a Phase II clinical trial using DPF pigs; (iii) approval to start a Phase III clinical trial using DPF pigs; and (iv) NDA/BLA approval for a product using DPF pigs. Each warrant will have an exercise price of $1.90 and will be exercisable for a term of ten years following the date of grant. In the event the Mayo Foundation determines to close its facility or cease production of pigs for xenotransplantation use during the term of the agreement, we will have the right to enter into a lease with the Mayo Foundation to operate such facility for the remaining term of the supply agreement, including extensions.

We believe the quantity of pigs that the Mayo Foundation has agreed to supply will be sufficient to meet our needs during the initial term of the long-term supply agreement. The Mayo Foundation has agreed that during the period of the long-term supply agreement it will not supply DPF pigs to any other company for research related to, or use with respect to, the treatment of diabetes.

If this facility were to cease providing DPF pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply these pigs, which may not be possible, or to construct and operate our own facility. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo facility or any other facility which supplies DPF pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver DPF pigs.

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

MARKET OPPORTUNITY

Diabetes is the sixth leading cause of death in the United States, contributing to more than 193,000 deaths per year. An estimated 1.4 million Americans are insulin-dependent diabetics. Currently, each diabetic patient costs the U.S. health care system more than $10,000 per year. We believe that the market will support a price significantly higher than $10,000 per year for a product that can effectively treat insulin-dependent diabetes. We estimate the potential market size is $14 billion for the United States and an additional $18 billion for the top six industrialized foreign countries.

COMPETITION

The pharmaceutical and biotechnology industries are intensely competitive and technological progress can be rapid. Although based upon the publicly available information, it appears that there are no other products currently available or in late stage clinical trials that can effectively cure insulin-dependent diabetes, we anticipate that the development of products that can better treat and manage this disease will remain the focus of intense competition.

The strongest competition is anticipated to come from traditional and alternate insulin delivery systems, such as inhalable insulin or insulin pumps. If successful, such products would offer a moderately improved quality of life for diabetics, but are not likely to eliminate the need for frequent blood glucose monitoring or to address the inevitable long-term complications resulting from exogenous insulin therapies.

Competitors
-----------

There are several other companies engaged in the research of islet transplantation technologies. Some of these companies include:

     o Living Cell Technologies (LCT) - publicly traded Australian-based biotech company developing an alginate-encapsulated neo-natal porcine islet cell product, reported to be initiating phase 1/2A clinical trials in Russia;

     o Cerco Medical (formerly Islet Sheet Biomedical) - company engaged in the research and development of a bioartificial pancreas;

     o Novocell - developer of a polyethylene glycol (PEG) coating technology for immunoisolation of islet cells (now focusing on stem cell technologies);

     o Beta-Cell - developer of fetal islet cell products for transplantation;

     o    Amcyte - developer of encapsulated human islet cells; and

     o Geron Corporation (GERN) - developer of cell-based therapeutics for several diseases based on differentiated cells derived from human embryonic stem cells, including pancreatic islet beta cells for diabetes.

     o Tissera (TSSR.OB) - developer of cell-based therapeutics for several diseases based on differentiated cells derived from human and porcine embryonic stem cells, including the pancreas for diabetes.

Some of our competitors are larger than we are and have greater financial resources, technical expertise, or marketing, distribution, or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to more effectively compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies that compete with our products or render them obsolete.

Recent Studies
--------------

There has been a significant amount of recent activity in academic institutions concerning the conceptual viability of porcine islet cells for replacement in insulin-deficient diabetes. In 2006 a team at the University of Minnesota published positive data on the use of porcine islets in conjunction with immunosuppression to reverse diabetes in non-human primates. This observation was followed by further work from a collaborative project between scientists at the University of Alberta, Canada, and scientists at Emory University School of Medicine, whose data released in 2006 appeared to show that fetal porcine islets in conjunction with immunosuppression were able to effectively reverse the diabetic condition for a period of months in non-human primates, further demonstrating the utility of porcine islets for transplantation therapy.

Also, the March, 2006 edition of Science published reports from Washington University, the Joslin Diabetes Center, and the University of Chicago confirming portions of the earlier studies of Dr. D. Faustman from Harvard Medical School on the restoration of function in residual islet beta cells (the components of islet cells which produce insulin) following interruption of the autoimmune response that destroys beta cells in special strains of genetically diabetic mice. These results are thought by these investigators to provide evidence of the formation of new beta cells from splenic lymphocytes or new insulin-producing cells from residual beta cell precursors in these insulin-deficient mice. It remains unclear whether these studies have practical application as an approach for human diabetes, but a Phase I clinical trial has been developed by the Juvenile Diabetes Research Foundation to test the feasibility of this premise.

We note that our proprietary encapsulation approach is designed to avoid or minimize the need for chronic immunosuppression, whereas the above findings have relied substantially on immunosuppression or manipulation of the immune system. Nevertheless, we could face increased competition from current or future licensees of technology developed from the above studies.

SALES AND MARKETING

We currently have no sales and marketing employees and no immediate plans to hire any. We will make decisions about sales and marketing at a later date when our products are further along in the development stage.

MANUFACTURING

Currently we do not have manufacturing capabilities and any exploitation of such opportunities will depend on the availability of further capital, qualified personnel, and sufficient production resources. We do not currently have plans to manufacture MicroIslet-H(TM), MicroIslet-P(TM) or any other products in the near future. We will make decisions about manufacturing our products at a later date, when our product is further along in the development stage.

GOVERNMENT REGULATION

OVERVIEW. The development and commercialization of our products will be subject to extensive regulation in the United States by a number of regulatory authorities, including the United States Food and Drug Administration, and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of our products. We will require FDA approval of our products, including a review of the manufacturing processes and facilities used to produce our products, before we may market the products in the United States. We have completed our pre-IND meeting with the FDA in December 2006 and it is now clear that MicroIslet-H(TM) and MicroIslet-P(TM) will be classified as biological products by the FDA. Biological products are subject to dual regulation. Their approval for marketing, among other things, is regulated under the Public Health Service Act through a biologics license application, or BLA. However, biological products are also drugs and must meet drug standards under the Federal Food, Drug and Cosmetic Act, including good manufacturing practices regulations and regulations governing clinical trials. Combination products are regulated on the basis of product's primary mode of action and can require approval and/or review by more than one regulatory center of the FDA.

PRE-IND PROCESS. The pre-IND process involved submission by us of a compendium of information to the FDA concerning our technology, our methods, and the preliminary studies to support our desire to file an IND in the future. We posed a number of questions to the agency regarding the adequacy of our work to date to satisfy the requirements for an IND filing, and they provided extremely helpful guidance to us and proposed a variety of additional work that would fulfill their stringent requirements for product safety and reliability. Their positive feedback included the request for additional long-term in vivo data. As a result, the Company has increased the duration of its current primate studies and expanded the number of animals. MicroIslet is conducting these preclinical studies with the guidance of highly experienced consultants, including a former FDA Pharmacologist & Toxicologist. Due to the increased scope of these safety studies, the preclinical work required for IND submission will be completed by the end of 2007. Therefore, our IND will be filed at the beginning of 2008 and our human allotransplantation trial is expected to be initiated in April, 2008.

CLINICAL TRIAL PROCESS. Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product to a given disease. Before human clinical trials may begin for new drugs and biologics, an IND application containing, among other things, the preclinical data, chemistry, manufacturing and control information, and an investigative plan, must be submitted to the FDA. Clinical trials of medical devices generally require the same sort of submission in the form of an application for an investigational device exemption. In addition, products regulated by the FDA as medical devices require approval and oversight by an Institutional Review Board (IRB) and adherence to requirements for proper informed consent from study subjects are required, unless a device sponsor is exempted from these requirements. Once a trial begins, changes to the investigational product or study protocol may require prior approval before implementation. There can be no assurance that submission of an IND application or an investigational device exemption will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it at any phase if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Finally, pursuant to the FDA's Bioresearch Monitoring (BIMO) program, the FDA conducts on-site inspections and data audits of the conduct and reporting of all FDA-regulated research. The FDA's BIMO compliance programs address inspections of non-clinical testing labs, clinical investigators, clinical trial sponsors/monitors and IRBs.

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

BIOLOGICS APPROVAL PROCESS. Following our completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, are submitted to the FDA in a Biologics License Application or BLA. The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval. To approve a BLA, the agency must determine, among other things, that the product is safe, pure, and potent, and that any facility in which it is manufactured, processed, packed or held, meets standards designed to assure the product's continued safety, purity, and potency.

If the FDA approves a BLA, we will need to continue to be compliant with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as with any special requirements imposed as a part of the BLA approval. With certain exceptions, changes to the labeling of approved biological products require approved supplemental applications. In addition, a supplemental application is required to be submitted to the FDA for any change in the product, production process, quality controls, equipment, facilities, or responsible personnel that has a substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as may relate to the safety or effectiveness of the product. These supplemental applications may require the submission of clinical or comparability data and require FDA approval before the product may be marketed as modified. The approval process is lengthy, expensive, and uncertain.

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

     o Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Premarket Approval (PMA), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.

The PMA process is expensive and uncertain. A PMA must be supported by valid scientific evidence which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and effectiveness of the device. Product and manufacturing and controls specifications and information must also be provided. As with BLAs, the FDA may refuse to accept a PMA for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years and approval may be conditioned on, among other things, the conduct of post-market clinical studies. Any subsequent change to an approved PMA that affects the safety or effectiveness of the device will require approval of a supplemental PMA. We cannot be sure that approval of a PMA or PMA supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our ability to commercialize our products.

Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, Medical Device Reports must be submitted to the FDA to report an event or information that reasonably suggests that a device may have caused or contributed to a death or serious injury; or has malfunctioned and that the device or a similar device marketed by the same manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Similar to adverse event reports applicable to drugs, medical device reports can result in agency action such as inspections, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions.

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

EMPLOYEES

As of March 1, 2007, we had 23 full time employees. Seventeen of our employees are engaged in research and development. We also maintain a Scientific Advisory Board of six outside consultants, all with doctoral degrees. These consultants are as follows:

MEMBER                                            AFFILIATIONS
------                                            ------------

Daniel R. Salomon, M.D.             Associate Professor at The Scripps Research
Chairman of Scientific Advisory     Institute (TSRI) in the Department of
Board                               Molecular and Experimental Medicine.
                                    Director of the Center for Organ and Cell
                                    Transplantation for Scripps Health and the Director of the Core Laboratory for TSRI's
                                    General Clinical Research Center including the GCRC DNA Microarray Core.

James Shapiro, M.D., Ph.D.          Former Director of the Clinical Islet
                                    TransplantProgram at the University of
                                    Alberta in Edmonton, Canada.

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

MicroIslet of Delaware was founded by John F. Steel IV, who at the time of the merger owned 49% of the outstanding shares of MicroIslet of Delaware and was its Chairman and CEO. DiaSense, Inc. and Richard Schoninger were also principal stockholders of MicroIslet of Delaware, owning 18% and 11%, respectively, of the outstanding shares at that time. The other executive officer of MicroIslet of Delaware prior to the merger was Hartoun Hartounian, Ph.D., who served as its Chief Operating Officer. Mr. Steel, Dr. Hartounian, Robert Anderson, M.D. and James R. Gavin III, M.D., Ph.D., made up the Board of Directors. MicroIslet of Delaware was incorporated in Delaware in August 1998. From the time of its formation, the company has been engaged in the research, development, and commercialization of technologies in the field of cell transplantation therapy for insulin-dependent diabetes. MicroIslet of Delaware has licensed patented technologies from Duke University Medical Center for the isolation, culture, storage, and microencapsulation of insulin-producing islet cells. Transplantation of cells using these proprietary methods may enable diabetic patients to become free from insulin injections. Our ultimate goal is to offer a treatment for diabetes worldwide.

In October 2001, MicroIslet of Delaware entered into an Investment Banking Agreement with ASA Investment Company (ASA), a registered broker-dealer. MicroIslet of Delaware was introduced to ASA through Donald G. Saunders. At the time of the introduction Mr. Saunders was negotiating with ASA to form a successor broker-dealer in which Mr. Saunders, Thomas K. Russell and Mark C. Russell would each have equity interests. Thomas and Mark Russell are brothers. Those negotiations did not ultimately result in a restructuring of ASA, and none of Mr. Saunders, Thomas K. Russell or Mark C. Russell obtained any ownership interest or other interest in ASA.

Under the Investment Banking Agreement, ASA was retained to raise equity financing of up to $10 million in two stages. The first stage required ASA to raise $1 million by November 2, 2001, after which ASA would have an exclusive right to conduct a further private placement for between $3 million and $9 million on or before February 28, 2002. As a condition to closing the second stage of the private placement, MicroIslet of Delaware was required to enter into a business combination with us. MicroIslet of Delaware also agreed to give ASA a right of first refusal until April 2003 to match the terms of any offer for financing. Until April 2003, ASA also had the right to receive a 10% finder's fee for any completed financing from persons introduced to MicroIslet of Delaware by ASA, and the first $200,000 of any completed financing in excess of $6 million. In November 2001, MicroIslet of Delaware sold 166,668 shares of its common stock at a price of $6.00 per share in a private placement, which raised gross proceeds of $1 million. ASA received a commission of $100,000 in connection with this sale. Pursuant to this investment the investors were granted the right to receive additional shares of common stock if MicroIslet of Delaware sells anysecurities for less than $6.00 per share. In the event of such a sale these investors would have been entitled to an additional number of shares equal to the number of additional shares they would have received had their initial investment been made at the lower price.

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

REPORTING AVAILABILITY

We make our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.microislet.com or at www.sec.gov, as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

We own no real property. We lease approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $21,000 per month. The lease has scheduled rent increases each year and expires on February 28, 2008. This facility is adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS

In January 2007, we received a demand letter from an attorney stating he represented shareholders who purchased approximately $3 million of our common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former and current officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter, however, no lawsuit has yet been filed by these shareholders. On March 16, 2007, our company, along with MicroIslet of Delaware; John F. Steel, IV, our former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., our former President and Chief Operating Officer; and James
R. Gavin, III., M.D., Ph.D., our current President and Chief Executive Officer, filed a Declaratory Relief Lawsuit (DLR) in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the Court that our company, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. We have not received a response to the DLR.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2006, we held our Annual Meeting of Stockholders in San Diego, California. At the meeting the stockholders elected management's slate of directors and approved two additional proposals with the following vote distribution:

          ITEM                             FOR           WITHHELD        ABSTAIN
--------------------------------------------------------------------------------

ELECTION OF BOARD MEMBERS
   Myron A. Wick III                    35,900,071       1,753,364         --
   Robert W. Anderson, M.D.             36,076,621       1,571,314         --
   Steven T. Frankel                    36,080,621       1,571,314         --
   James R. Gavin III, M.D., Ph.D.      35,900,071       1,753,364         --
   John J. Hagenbuch                    35,723,527       1,753,364         --
   Bertram E. Walls, M.D.               36,076,621       1,571,314         --

OTHER MATTERS
                                                                                                                 BROKER
                                                                    FOR            AGAINST        ABSTAIN      NON-VOTES
                                                              --------------------------------------------------------------
Ratified the selection of Deloitte & Touche LLP as our              33,477,358       1,891,320         6,000       --
   independent registered public accounting firm for our
   fiscal year ending December 31, 2006.

 Approved amendments to the MicroIslet, Inc. 2005 Equity
   Incentive Plan to increase the plan reserve by 1,000,000
   shares and to confirm that no awardee may be granted
   awards within any calendar year for more than 500,000 shares
   (except that in connection with his or her initial service, an awardee may be granted awards covering up to an
   additional 2,000,000 shares).                                    20,428,992       2,441,443         4,900     15,729,312

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                               MARKET INFORMATION

Our common stock has been traded on the American Stock Exchange under the trading symbol "MII" since June 1, 2004. Since January 25, 2007, our trading symbol has included the extension ".BC" for reasons discussed under "Management's Discussion and Analysis - Recent Developments." Before trading on the American Stock Exchange, our common stock had been traded on the OTC Bulletin Board under the trading symbol "MIIS" from May 9, 2002 to May 31, 2004. The following table sets forth, for our common stock for the periods indicated, the high and low sale prices as reported by the American Stock Exchange for the period from January 1, 2005, to December 31, 2006. The over-the-counter market quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.
                                        Bid Quotation/Sale Price
                         -------------------------------------------------------
                                    2005                         2006
                         ---------------------------   -------------------------
                             High           Low           High          Low
                         ---------------------------   -------------------------
     First Quarter       $   1.94      $   1.04       $   2.63     $    1.50
     Second Quarter          1.54          1.10           2.45          1.46
     Third Quarter           2.80          1.18           2.09          1.39
     Fourth Quarter          2.25          1.50           1.94          0.72

On March 1, 2007, there were approximately 100 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

MicroIslet does not pay dividends.

MicroIslet did not repurchase any of its equity securities during the year ended December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, WE URGE YOU TO CAREFULLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "BUSINESS RISKS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, exclusively licensed from Duke University, along with our own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce products to the market. Currently, we have no products for sale and are focused on research and development activities.

Since inception, we have financed our operations through private sales of equity securities. We have not generated revenues from sales of products, have had only limited revenues from grants, and have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At December 31, 2006, we had an accumulated deficit of approximately $40.8 million. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

Currently, we are in need of immediate, substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any finalized commitments for funding. As a result, we cannot assure you that we will be able to obtain funding in the future. Our remaining cash and cash equivalents as of March 28, 2007, is approximately $1.6 million. We believe that our current available working capital is insufficient to enable us to continue our operations at their present scope after May 2007. While we believe additional capital may become available through grants or financings, there can be no assurance of the same. In the event adequate capital is not raised we will have to substantially curtail or cease operations and thus significantly reduce our workforce until we are able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in Note 1 to the financial statements, we incurred substantial operating losses and negative operating cash flows through December 31, 2006, and as of that date our cash position was $1.8 million. In August 2006, we completed the sale of common stock for net cash proceeds of $3.7 million, and during 2006, we received an aggregate of $3.2 million from exercises of outstanding stock options and warrants. We have incurred net losses of $10.7 million and negative operating cash flows of $9.5 million for the year ended December 31, 2006. As of that date, our cash and cash equivalents were $1.8 million and working capital was $1.8 million. Currently, management has projected that cash on hand, including $2 million lent to us by John J. Hagenbuch, our Chairman (as described below), will be sufficient to allow us to continue our operations only into May 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If we secure funding and continue to operate as a going concern, our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models and file an IND application with the Food and Drug Administration for allotransplantation clinical trials. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

RECENT DEVELOPMENTS

Notice of Non-Compliance from the American Stock Exchange
---------------------------------------------------------

On January 25, 2007 we received notice from the staff of the American Stock Exchange (Amex) indicating that we are not in compliance with certain continued listing standards set forth in the Amex Company Guide. Specifically, the notice cited failure to comply with Section 1003(a)(ii) of the Company Guide, because we have stockholders' equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and
Section 1003(a)(iii) of the Company Guide, because we have stockholders' equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years.

On February 26, 2007, we submitted a plan to Amex outlining the actions we propose to take to bring us into compliance with Amex's continued listing standards relating to minimum stockholders' equity. If Amex accepts the plan, we may be able to continue our listing during the plan period during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If Amex does not accept the plan or we do not make progress consistent with the plan during the plan period or if we are not in compliance with the continued listing standards at the end of the plan period, Amex may then initiate delisting proceedings. While the plan is under review by Amex, we expect that our common stock will continue to trade without interruption on Amex.

Amex has also informed us that our stock symbol will become subject to the indicator ".BC" to denote our noncompliance with the above listing standards. The indicator will not change our trading symbol, but will be disseminated as an extension of our symbol whenever our trading symbol is transmitted with a quotation or trade. The indicator will remain in effect until such time as we have regained compliance with all applicable continued listing standards.

Issuance of Promissory Note and Warrant
---------------------------------------

On January 12, 2007, John J. Hagenbuch, our Chairman, lent us $2 million under the terms of an Unsecured Subordinated Promissory Note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due one year after the issue date. We may prepay the note at any time without penalty.

We also issued a 10-year warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. Exercise of the warrant is subject to American Stock Exchange approval, and if required by the American Stock Exchange, shareholder approval. Mr. Hagenbuch is the beneficial owner of approximately 9.4% of MicroIslet's common stock, excluding the new warrant.

Resignation of John F. Steel IV
-------------------------------

In March 2007 John F. Steel IV ended his employment as Director of Corporate Development. Mr. Steel served as our Director of Corporate Development from January 2006 to March 2007. Prior to serving in this position, Mr. Steel was our Chairman and Chief Executive Officer. He held those positions since he joined us in April 2002.

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

Stock-Based Compensation
------------------------

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." We recorded no share-based employee compensation expense for employee stock options granted under our 2005 Equity Incentive Plan or its predecessor plans prior to January 1, 2006, as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with FAS 123 and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, "Share-Based Payment," using the modified prospective transition method. Under that transition method compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for estimated forfeitures, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for comparative purposes. At December 31, 2006, there was $1.5 million of total unrecognized stock compensation cost Related to non-vested share-based compensation arrangements granted to employees under all equity compensation plans. total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.1 years.

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

RESULTS OF OPERATIONS

Grant revenue for the years 2006 and 2005 was $631,000 and $153,000, respectively, and is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health
(NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes.

General and administrative expenses increased $1,173,000 to $4,327,000 in 2006 compared to $3,154,000 in 2005. The increases related to

     o stock based compensation expense under the newly implemented SFAS 123R ($870,000);

     o temporary consulting fees in excess of 2005 salary costs ($380,000) due to our use of an Interim CFO and accounting consultants while we attempted to fill open accounting and reporting positions;

     o severance paid in 2006 to the former President and Chief Operating Officer($120,000); and

     o stock issuances to certain stockholders resulting from contractual liquidated damages ($110,000) owed them for late registration of securities previously purchased by them.

These increases are offset by a reduction in legal settlements ($350,000) and related legal fees ($60,000) related to a lawsuit settled in 2005 (see Item 13 and Note 13).

Research and development expenses increased $1,450,000 to $7,088,000 in 2006, from $5,638,000 in 2005. These increases were due to

     o    stock based compensation expense under FAS 123R ($610,000);

     o expanded research collaboration costs with The Scripps Research Institute, UC Davis and the Mayo Foundation ($660,000); and

     o    employee costs ($420,000) resulting from an increase in headcount;

     o offset by decreased material costs from cost control ($200,000) and legal fees ($90,000).

Interest income was $133,000 in 2006 and $149,000 in 2005. The decrease in interest income was due primarily to the lower levels of cash and cash equivalents throughout the year compared to the previous year.

Our net loss was $10,663,000 or $0.23 per common share in 2006, and $8,506,000 or $0.21 per common share in 2005. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes nor have we recognized any tax benefits since inception. At December 31, 2006, our federal tax net operating loss and federal tax credit carry forwards were $35.9 million and $800,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carry forwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2006, have netted approximately $25.7 million, and to a lesser extent, through short-term debt, grant funding, and interest earned on short-term investments.

Our combined cash and cash equivalents totaled $1.8 million at December 31, 2006, a decrease of $2.7 million from December 31, 2005. The primary uses of cash and cash equivalents during the year ended December 31, 2006, included $9.5 million to finance our operations; mainly employee costs, lab supplies, collaboration research, and working capital requirements. The sources of cash during the year ended December 31, 2006, were sale of common stock and warrants, exercise of stock warrants and options, and grant payments.

In August 2006, we sold privately an aggregate of 2,552,061 shares of common stock to a limited number of accredited investors. The financing resulted in net proceeds to us of approximately $3.7 million. The purchase price in the financing was $1.67 per share for directors, officers, employees, or consultants of the Company or affiliates of such persons and $1.50 per share for others. In connection with this financing, we issued warrants to each investor, which are exercisable for an aggregate of 1,403,634 shares of common stock at an exercise price of $1.67 per share for directors, officers, employees, or consultants of the Company or affiliates of such persons, and $1.65 per share for others. These warrants will be exercisable from February 3, 2007, through August 3, 2011.

The investors subject to the higher pricing included a director of our company, an entity affiliated with that director, and an individual affiliated with an officer of our company.

As stated above, our future cash requirements will depend on many factors. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals, and market acceptance for our products. See "Business Risks" below.

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only into May 2007.

We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidates. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or the entire technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Business Risks" below.

PLAN OF OPERATION

We have budgeted our total cash costs for our operations for the next 12 months at approximately $16 million (See "Overview" and "Liquidity and Capital

Resources" Sections above for more information pertaining to our possible cash constraints). We believe however that the costs of remaining pre-clinical studies, Phase I/II allotransplantation trials, and the preparation for xenotransplantation trials could range from $17 to $22 million as further explained in the Milestone table below. The actual amount of funds required within the next 12 months, and the amount required to complete initial pre-clinical studies, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $16 million we have budgeted for the next 12 months is divided into the following categories:

Category                                                        Estimated Cost
--------                                                        --------------
Personnel............................................               $3,500,000
Sponsored research...................................                3,200,000
Outside consultants and services.....................                3,500,000
Supplies and materials...............................                2,500,000
Travel...............................................                  300,000
Facilities...........................................                  600,000
General & administrative.............................                2,400,000
                                                              -----------------
Total................................................              $16,000,000
                                                              =================

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidates called MicroIslet-H(TM) and MicroIslet-P(TM). In our 3,000 square foot laboratory, we have 17 employees working full-time on this effort with assistance from outside contractors. This research uses porcine islet cells that have been isolated and encapsulated using our proprietary technology licensed from Duke University, as well as any additional processes, procedures, and scientific advances we develop in our laboratory.

We are sponsoring research at The Scripps Research Institute (TSRI) and the California Regional Primate Center at the University of California, Davis to assist us with transplantation surgery and subsequent monitoring in animal models.

Together with our sponsored research partners and possibly other collaborators, we will obtain data relating to the level of insulin delivery, blood glucose control, the immune reaction of the animals to both the microencapsulated islets and the microcapsule itself, and any side effects associated with the transplantation. We are also developing information on dose and duration of implanted cells in relevant diabetes models, as well as the longevity and ultimate fate of the microcapsule in vivo. Through these activities we are planning to establish the safety and efficacy of our product candidate in animals required for support of human clinical trials. We estimate that we will complete these animal studies in 2007.

In December 2006, we presented data to the Food and Drug Administration during a pre-investigational new drug meeting in support of our planned clinical allotransplantation trials. At that meeting, we disclosed that we have achieved evidence of graft function after twelve months in diabetic non-human primates. These findings revealed that glucose levels were lowered more than 30% with insulin dose requirements of less than 50% of those used prior to intraperitoneal transplantation of the encapsulated porcine islets. More importantly, these results were achieved with reduced levels of immunosuppression and the complete discontinuance of immunosuppression after 35-40 days. We believe this is the first demonstration of such prolonged graft function in the peritoneal site without use of prolonged immune suppression. These studies were designed to establish evidence of continued graft function and efficacy of immunoisolation, rather than the achievement of an insulin-free condition in these diabetic animals. Thus, while optimization of this approach is yet to be determined, the feasibility of this intervention as a treatment strategy for insulin-deficient diabetes has been demonstrated.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

The initial patient population that we are targeting in our business strategy are the thousands of persons who have received kidney transplants due to renal malfunction from poorly controlled diabetes. The scientific literature suggests that these patients require an improved form of treatment for their underlying disease. In those cases where pancreas transplants or islets have been available for such patients, they have had improved kidney graft survival and improved overall survival. The clear limitation has been that of sufficient amounts of islet cells in a form that can be delivered safely and in a reproducible fashion.

Neither of our product candidates has yet advanced beyond the research stage. The process of developing product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval activities.

The following chart is a summary of the significant milestones we believe we will have to meet after successfully completing initial feasibility studies in order to begin and complete clinical human trials, and eventually to generate revenue from the sale of our product candidates. Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency, and repeatability of results. The chart also includes the estimated cost of achieving each milestone.

                                                                                 ESTIMATED TIME OF    ESTIMATED COST OF ACHIEVING
MILESTONE                                                                            COMPLETION              EACH MILESTONE
---------                                                                            ----------              --------------

FILE INVESTIGATIONAL NEW DRUG APPLICATION (IND) WITH THE FOOD AND DRUG            Beginning of 2008          $3-5 Million
ADMINISTRATION (FDA) FOR ALLOTRANSPLANTATION CLINICAL TRIALS. We prepared a package for the FDA and conducted our pre-IND meeting in December 2006. We will submit our IND for review by the FDA's Center for Drug Evaluation and Research
(CDER), which will review the IND and supporting data, and conduct a safety review. The time for completion will depend on whether the CDER permits the study to proceed based on the data presented, or seeks more data before permitting the study to proceed. In addition, our clinical trials will require approval and oversight by an Institutional Review Board (IRB) and adherence to requirements for proper informed consent from study subjects are required.

INITIATE PHASE I/II HUMAN ALLOTRANSPLANTATION CLINICAL TRIALS. Shortly after the  2nd Quarter of 2008        $10-12 Million
IND is approved, we plan to begin clinical trials in humans with type 1 diabetes who have received kidney transplants due to renal malfunction. Clinical trials of pharmaceuticals or biologics typically involve three phases. The first of these phases involves an evaluation of the safety of the experimental product in humans, and if possible, an evaluation of the early indications of its effectiveness. The structure of our allotransplantation trial will comprise both a Phase I and II component. These studies will be designed to test the safety and efficacy of our technology in the peritoneum. We will be seeking quality control/quality assurance (QC/QA), good manufacturing practice (GMP) and good laboratory practice (GLP) validations during this phase of our work.

FILE IND APPLICATION FOR XENOTRANSPLANTATION CLINICAL TRIALS. Concurrently with   2nd Half of 2008           $4-5 Million
our process for commencing allotransplantation trials, we will be pursuing IND approval for xenotransplantation trials. We will be using data from our allotransplantation studies and the QC/QA, GMP and GLP validations achieved during the allotransplantation studies to support this IND.

INITIATE PHASE I/II XENOTRANSPLANTATION CLINICAL TRIALS. Once the IND for         2009                       Unknown
xenotransplantation clinical trials is approved, we plan to begin the second stage of our clinical trial strategy to use encapsulated porcine islets in human subjects to evaluate the safety and efficacy of these islets in patients with type 1 diabetes with kidney transplants. During these trials, we will evaluate whether our product candidate may qualify for an orphan drug designation under the Orphan Drug Act. If our candidate receives an orphan drug designation, we will be eligible for extended patent protection, tax benefits, and special research subsidies and funding.

INITIATE PHASE III HUMAN CLINICAL TRIALS. The design and product candidate        2010                       Unknown
chosen for these studies will be based on the results of our allo- and xenotransplantation clinical trials and our discussions with the FDA. These studies test product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling. While the scope of these trials is larger, it is not expected that the trial design will mimic the randomized, double-blind design of small drug trials which typically include hundreds, even thousands, of patients.

                                      -19-





                                                                                 ESTIMATED TIME OF    ESTIMATED COST OF ACHIEVING
MILESTONE                                                                            COMPLETION              EACH MILESTONE
---------                                                                            ----------              --------------

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR APPROVAL.    2010 - 2011                Unknown
Once the clinical investigations are complete we intend to submit an application to the FDA including all of our clinical and preclinical data. We believe we will also be required upon completion of clinical trials to submit a biologics license application (BLA) to the FDA. The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT(S) TO BROADER CLINICAL          2011                       Unknown
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

We will not have any significant revenue from operations until MicroIslet-P(TM) is approved by the Food and Drug Administration for sale. The approval process is long and costly, and is dependent on the success of multiple human clinical trials. It is difficult to estimate when, if ever, those trials will be completed.

We continue to evaluate various possible strategic transactions, including in-licensing or acquiring complementary products, technologies, or companies. If we in-license or acquire products, technologies, or companies, we expect that our operating expenses would increase as a result. We also expect that our research and development expenses will increase over the current level and that we will require significant additional capital to fulfill our business plan. Research and development activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.

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

                                 BUSINESS RISKS

The following are what we believe to be the material risks that we face in our business. We urge you to carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY INTO MAY 2007. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS OR WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Currently, we are in need of immediate, substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any finalized commitments for funding. As a result, we can not assure you that we will be able to obtain funding or implement any strategic options in the future. Our remaining cash and cash equivalents as of March 28, 2007, is approximately $1.6 million. We believe that our current available working capital is insufficient to enable us to continue our operations at their present scope after May 2007. While we believe additional capital may become available through grants or financings, there can be no assurance of the same. In the event adequate capital is not raised we will have to significantly reduce our workforce and thus substantially curtail or cease operations until we are able to raise additional capital.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE ANTICIPATE FUTURE LOSSES.

We have experienced significant operating losses in each period since our inception. As of December 31, 2006, we have incurred total accumulated losses of $40.8 million and our cash and cash equivalents was $1.8 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR SIGNIFICANT OPERATING LOSSES, ACCUMULATED DEFICIT AND CASH POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements only into May 2007. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included in its report on our 2006 audited financial statements an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

IF WE CEASE TO CONTINUE AS A GOING CONCERN, DUE TO LACK OF FUNDING OR OTHERWISE, YOU MAY LOSE YOUR ENTIRE INVESTMENT IN THE COMPANY.

Our current plans indicate we will need substantial additional capital for research and development, including costs associated with developing our technology and conducting pre-clinical testing and clinical trials of our product candidates, before we have any anticipated revenue generating products.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as additional public or private offerings of our common stock. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell or license some or all of our technology or assets, or curtail or cease operations.

DEPENDING ON OUR METHOD OF RAISING FUNDS, NOW AND IN THE FUTURE, YOUR SHARES MAY BE DILUTED.

If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be diluted.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

In August 2006, we completed a private placement to accredited investors of 2,552,061 shares of common stock and warrants to purchase 1,403,634 shares of common stock for net proceeds of approximately $3.7 million. Myron A. Wick, III, one of our directors, D-W Investments LLC, an entity affiliated with Mr. Wick and an individual affiliated with our interim Chief Financial Officer, participated in this private placement. We received a total of $633,500 in gross proceeds from them. On January 12, 2007, John J. Hagenbuch, our Chairman and a significant stockholder of our company, lent us $2 million under the terms of an unsecured subordinated promissory note. We also issued a 10-year warrant to Mr. Hagenbuch allowing for the purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. We may not be able to obtain capital from related parties in the future. Neither Mr. Hagenbuch nor Mr. Wick, nor any of our other officers, directors, or other stockholders are under any obligation to continue to provide cash to meet our future liquidity needs.

IF WE LOSE KEY PERSONNEL OR HAVE TO REDUCE OUR WORKFORCE (INCLUDING OUR KEY SCIENTIFIC AND MANAGEMENT PERSONNEL), OUR PRODUCT DEVELOPMENT AND
COMMERCIALIZATION EFFORTS MAY NEVER RECOVER.

Our success is substantially dependent on the cooperation, retention and performance of our key scientific and technical personnel and advisers. Our scientific and technical staff is comprised of a small number of individuals, and some of these individuals have worked with us for four or more years. If we do not receive funding to continue our operations, we may have to significantly reduce our workforce. Our future success would be dependent upon our ability to hire back key personnel, which may not be possible, or upon our ability to recruit and train replacement personnel, which could be time consuming, and may not be possible in a reasonable time frame. The loss of the services of any of our scientific or technical staff, for financial or other reasons, may therefore significantly delay or prevent the achievement of product development and other business objectives and could negatively or permanently impact our business, operating results, and financial condition in the future.

IF OUR COMMON STOCK IS DELISTED FROM THE AMERICAN STOCK EXCHANGE, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED AND THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED.

On January 25, 2007, we received notice from the staff of the American Stock Exchange (Amex) indicating that we are not in compliance with certain continued listing standards set forth in the Amex Company Guide. Specifically, the notice cited failure to comply with Section 1003(a)(ii) of the Company Guide, because we have stockholders' equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and
Section 1003(a)(iii) of the Company Guide, because we have stockholders' equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years. On February 26, 2007, we submitted a plan to Amex outlining the actions we propose to take to bring us into compliance with Amex's continued listing standards relating to minimum stockholders' equity. If Amex accepts the plan, we may be able to continue our listing during the plan period during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If Amex does not accept the plan or we do not make progress consistent with the plan during the plan period or if we are not in compliance with the continued listing standards at the end of the plan period, Amex may then initiate delisting proceedings. If our common stock is delisted by Amex, we expect that our shares would continue to be traded as a bulletin board stock. Failure to maintain our Amex listing may adversely affect our stock price, your ability to liquidate your investment, and our ability to obtain financing to support future operations.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROL REPORTING REQUIREMENTS AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the American Stock Exchange. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include a management report on internal control over financial reporting as part of our annual report for the year ending December 31, 2007, and management and independent registered public accounting firm reports on internal control over financial reporting as part of our annual report for the year ending December 31, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.

We may not be able to fully comply or have the capital needed for the costs of compliance, with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. In addition, as a company with limited capital and human resources, we anticipate that more of management's time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has established controls and procedures. This diversion of management's time and attention and the costs of compliance with these laws, rules, and regulations may adversely affect our ability to develop products and generate revenues.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

Our technologies are still in the early stages of development and we do not have any product candidate in clinical trials or on the market. We are currently working to develop our first product candidates, MicroIslet-H(TM) and MicroIslet-P(TM). MicroIslet-H(TM) has very limited commercial potential due to the high cost and limited supply of human islets.

Any product candidate will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to develop any products, to obtain regulatory approvals for product candidates we develop, to enter clinical trials for any of our product candidates, or to commercialize any products, on a timely basis or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations.

OUR RESEARCH AND DEVELOPMENT PROGRAMS RELY ON TECHNOLOGY LICENSED FROM THIRD PARTIES AND TERMINATION OF ANY OF THOSE LICENSES WOULD RESULT IN LOSS OF RIGHTS TO DEVELOP AND MARKET OUR PRODUCTS, WHICH WOULD SIGNIFICANTLY IMPAIR OUR BUSINESS.

We have exclusive worldwide rights to our technology for the isolation, culture, storage, and encapsulation (microencapsulation) of insulin-producing islet cells from porcine sources, through a license agreement with Duke University. Our license generally may be terminated by Duke University if we fail to perform our obligations, including obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated we would lose the right to develop the licensed products, which would significantly harm our business. The license agreement contemplates that once the research and development program is completed, we and Duke University will agree upon milestones toward commercialization of the licensed products. We will be required to meet those agreed milestones, and if we fail to do so in a material way, our license rights may become non-exclusive. If disputes arise in the negotiation of those milestones, or once agreed upon, over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by Duke University, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

WE WILL REQUIRE A SUPPLY OF DESIGNATED PATHOGEN FREE PIGS IN ORDER TO COMMENCE AND CONTINUE HUMAN CLINICAL TRIALS ON OUR MICROISLET P(TM) PRODUCT CANDIDATE. IF WE CANNOT MAINTAIN A SUFFICIENT ONGOING SUPPLY OF THESE PIGS FROM THE SINGLE FACILITY WHICH IS CURRENTLY ABLE TO PRODUCE THEM, WE MAY BE REQUIRED TO BUILD OUR OWN FACILITY, WHICH WOULD SUBSTANTIALLY INCREASE OUR COSTS AND LIKELY SUBSTANTIALLY DELAY OUR ABILITY TO COMMENCE CLINICAL TRIALS.

Under the rules of the Food and Drug Administration, islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs or DPF pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. Establishing such a herd requires a clean room facility, a significant amount of time, and veterinary expertise. We currently receive DPF pigs for our preclinical research from the Mayo Foundation for Medical Education and Research. We have not identified other suppliers in North America that can currently produce DPF pigs to the required specification, although others may exist. If the Mayo Foundation were to cease providing DPF pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply DPF pigs, which may not be possible, or to construct and operate our own facility. The Mayo Foundation will have the right to terminate the supply agreement if we fail to meet our obligations under the agreement, including payments of monthly fees. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if the Mayo Foundation or any other facility which supplies DPF pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver DPF pigs. Were any of such events to occur before the commencement of clinical trials such trials might have to be delayed. Were any of such events to occur during clinical trials we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

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

     o collaborators may delay clinical trials, under-fund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials, or require a new formulation of a product for clinical testing;

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

     o obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

     o identifying, recruiting, and enrolling patients to participate in a clinical trial.

In addition once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities due to a number of factors, including:

     o failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

     o inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

     o    unforeseen safety issues; or

     o    lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of any product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize MicroIslet-P(TM) or any other product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.

MICROISLET-H(TM), MICROISLET-P(TM) AND ANY OTHER PRODUCT CANDIDATES WE ADVANCE INTO CLINICAL TRIALS ARE SUBJECT TO EXTENSIVE REGULATION, WHICH CAN BE COSTLY AND TIME CONSUMING, CAUSE UNANTICIPATED DELAYS, OR PREVENT THE RECEIPT OF THE REQUIRED APPROVALS TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of any product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a Biologics License Application, or BLA, and/or a New Drug Application, or NDA, from the FDA. The process of obtaining BLA and/or NDA approval, particularly for novel and complex products like MicroIslet-H(TM) and MicroIslet-P(TM), is expensive and often takes many years. Approval policies or regulations may change. In addition as a company, we have not previously filed a BLA or an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. The FDA or any of the corresponding foreign regulatory bodies might delay, limit, or deny approval of any product candidate of ours, and accordingly, delay, limit, or prevent us from generating revenue from that product.

Also, recent events implicating questions about the safety of marketed drugs, including those pertaining to the lack of adequate labeling, may result in increased caution by the FDA in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

MICROISLET-H(TM), MICROISLET-P(TM) OR ANY OTHER PRODUCT CANDIDATE WE ADVANCE INTO CLINICAL TRIALS MAY CAUSE UNDESIRABLE SIDE EFFECTS THAT COULD DELAY OR PREVENT ITS REGULATORY APPROVAL OR COMMERCIALIZATION.

Undesirable side effects caused by MicroIslet-H(TM), MicroIslet-P(TM) or any other product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing these or any other product candidate we advance into clinical trials.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

WHILE WE MAY SEEK TO TAKE ADVANTAGE OF VARIOUS REGULATORY MECHANISMS INTENDED TO ACCELERATE DEVELOPMENT AND APPROVAL FOR MICROISLET-H(TM) AND MICROISLET-P(TM) FOR THE TREATMENT OF INSULIN-DEPENDENT DIABETES, WE MAY NOT BE ABLE TO SUBMIT A BLA OR NDA FOR EITHER PRODUCT UNTIL 2011, AT THE EARLIEST.

If the results of our ongoing trials were positive, we may in the future file an NDA on the basis of a single study and seek FDA review under its accelerated approval regulations. Accelerated approval provides the opportunity for regulatory approval based on additional endpoints. We may not successfully complete clinical trials. Even if clinical trials were successfully completed, the FDA may not accept an NDA on the basis of a single study or review the NDA under the accelerated approval regulations. Failure to obtain review on the basis of a single study or accelerated approval could require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval for several years. Even if we are able to obtain accelerated approval from the FDA, the FDA still may not grant our product full approval for commercial sale. The FDA would likely require that we conduct additional post-approval clinical studies as a condition of any approval.

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

IF WE RECEIVE REGULATORY APPROVAL WE WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATIONS AND CONTINUED REGULATORY REVIEW, SUCH AS CONTINUED SAFETY REPORTING REQUIREMENTS AND WE MAY ALSO BE SUBJECT TO ADDITIONAL FDA POST-MARKETING OBLIGATIONS. FDA AND CORRESPONDING FOREIGN REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE AND REQUIRE ADDITIONAL EXPENDITURES TO BRING OUR PRODUCTS TO MARKET.

Any regulatory approvals that we receive for our products may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition we or our third party manufacturers may be required to undergo a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval or require the expenditure of money or other resources to correct noncompliance.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators, or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If we or our collaborators fail to comply with applicable domestic or foreign regulatory requirements, we and our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

THE TRANSPLANTATION OF ANIMAL CELLS INTO HUMANS INVOLVES RISKS WHICH HAVE RESULTED IN ADDITIONAL FDA OVERSIGHT AND WHICH, IN THE FUTURE, MAY RESULT IN ADDITIONAL REGULATION THAT MAY PREVENT OR DELAY APPROVAL OF OUR POTENTIAL PRODUCTS AND REQUIRE ADDITIONAL EXPENDITURES TO BRING THESE PRODUCTS TO MARKET.

Our business involves the transplantation of animal cells into humans, a process known as xenotransplantation. Xenotransplantation poses a risk that viruses or other animal pathogens may be unintentionally transmitted to a human patient. The FDA will require testing to determine whether infectious agents, including porcine endogenous retroviruses, also known as PERV, are present in patients who have received cells, tissues, or organs from porcine sources. While PERV has not been shown to cause any disease in pigs, it is not known what effect, if any, PERV may have on humans.

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

The FDA has published guidelines for development of xenotransplantation products and is continuing to monitor closely the development of such products to determine if additional guidelines are required as more data is obtained. Failure to comply with FDA guidelines may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

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

     o our ability to create products that are superior to alternatives currently on the market, including in terms of pricing and cost-effectiveness, relative convenience, and ease of administration;

     o    the prevalence and severity of adverse side effects; and

     o our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods.

If the health care community does not accept our products for any of the foregoing reasons, our revenues from the sale of any approved product would be significantly reduced.

THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE PRODUCTS AND TREATMENTS IS NOT ESTABLISHED AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT OUR ABILITY TO MARKET ANY PRODUCTS WE MAY DEVELOP AND DECREASE OUR ABILITY TO GENERATE REVENUE.

Our ability to commercialize our product candidates in both domestic and foreign markets successfully will depend in part on the extent to which governmental authorities, private health insurers, managed care programs, and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. There is significant uncertainty related to the reimbursement of newly approved pharmaceutical products. Third party payors are increasingly attempting to contain healthcare costs and challenging the prices charged for medical products and services, both by limiting coverage and by reducing the level of reimbursement for pharmaceutical products and treatments. For example, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from coverage and reimbursement programs. If third parties fail to provide adequate reimbursement for our products, consumers and health care providers may choose not to use our products, which could significantly reduce our revenues from the sale of any approved product and prevent us from realizing an acceptable return on our investment in product development.

IF OUR COMPETITORS DEVELOP TREATMENTS FOR INSULIN-DEPENDENT DIABETES THAT ARE APPROVED MORE QUICKLY, MARKETED MORE EFFECTIVELY, OR DEMONSTRATED TO BE MORE EFFECTIVE THAN OUR PRODUCT CANDIDATES, OUR ABILITY TO GENERATE PRODUCT REVENUE WILL BE REDUCED OR ELIMINATED.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new diabetes treatment programs, including both therapies with traditional as well as novel mechanisms of action. We are aware of competitive products, including approved and marketed products as well as products in development. See "Competition" under Part I, Item 1 above.

Many of our competitors have significantly greater financial, product development, manufacturing, and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition many universities and private and public research institutes are active in diabetes research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, universities, or research institutes. Our competitors may succeed in developing products for the treatment of insulin-dependent diabetes that are more effective, better tolerated, or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

IF WE ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated, or unenforceable. In addition our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time, and divert management's attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

In addition to patent protection we require our employees, consultants, advisors, and collaborators to execute confidentiality agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS. IF WE ARE SUED SUCCESSFULLY FOR INFRINGEMENT OR MISAPPROPRIATION OF ANOTHER'S PROPRIETARY RIGHTS, OUR ABILITY TO GENERATE REVENUE COULD BE SUBSTANTIALLY REDUCED OR ELIMINATED.

Any of our anticipated products may infringe patent and other proprietary rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, and sell products either in the U.S. or international markets. In addition litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use, or market infringing products; we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which would adversely affect our ability to generate and grow revenues.

SOME JURISDICTIONS MAY REQUIRE US TO GRANT LICENSES TO THIRD PARTIES. SUCH COMPULSORY LICENSES COULD BE EXTENDED TO INCLUDE SOME OF OUR PRODUCT CANDIDATES, WHICH MAY LIMIT OUR POTENTIAL REVENUE OPPORTUNITIES.

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition most countries limit the enforceability of patents against government agencies or government contractors. In these countries the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUES.

To date, we have not produced any product. To achieve anticipated customer demand levels we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. We may not be able to maintain acceptable quality standards if we ramp up production. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business. Our inability to identify potential manufacturers, or to enter into or maintain agreements with them on acceptable terms, could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability. In addition reliance on third-party manufacturers could reduce our gross margins and expose us to the risks inherent in relying on others. We may also encounter problems with production yields, shortages of qualified personnel, production costs, and the development of advanced manufacturing techniques and process controls.

WE WILL BE REQUIRED TO COMPLY WITH GOOD MANUFACTURING PRACTICE REQUIREMENTS, AND OUR FAILURE TO DO SO MAY SUBJECT US TO FINES AND OTHER PENALTIES THAT WILL DELAY OR PREVENT US FROM MARKETING AND SELLING OUR PRODUCTS.

We, our collaborators, or other third party manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements demanded by customers and enforced by the FDA through its facilities inspection program.

These requirements include quality control, quality assurance, and the maintenance of records and documentation. We, our collaborators, or other third party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. These requirements may change over time and we, or third party manufacturers, may be unable to comply with the revised requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied by third-parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for, or successfully commercialize, product candidates that we may develop.

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

     o    decreased demand for our product candidates;

     o    loss of revenues; and

     o    the inability to commercialize our product candidates.

We intend to secure limited product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable or affordable costs. The amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN OUR BUSINESS. IF WE ARE SUBJECT TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE, OR DISPOSAL OF THESE MATERIALS OUR FINANCIAL CONDITION WOULD SUFFER.

Our research and development processes involve the storage, use, and disposal of hazardous materials, including biological hazardous materials that could be dangerous to human health and safety or the environment. We are subject to federal, state, and local regulations governing the use, manufacture, storage, handling, and disposal of materials and waste products. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts.

In the event of an accident we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

As of March 1, 2007, we have on file with the SEC effective registration statements for a total of 17,972,433 shares for resale by investors and investment-related service providers. The selling stockholders under these registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY IN LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the year ended December 31, 2006, the average daily trading volume of our stock was approximately 116,000 shares and the shares traded as low as $0.72 and as high as $2.63 per share. On March 1, 2007, the closing price of our common stock reported on the American Stock Exchange was $0.64. Both volume and price could also be subject to wide fluctuations in response to the following:

     o announcements of technological innovations by us or by our competitors;

     o    the introduction of new products by us or by our competitors;

     o costs and expenses associated with delays or changes in regulatory requirements for pre-clinical testing and clinical trials;

     o    the timing and achievement of regulatory approvals or disapprovals;

     o    developments or disputes concerning patent or proprietary rights; and

     o general market perception of biotechnology and pharmaceutical companies.

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 1.4 million shares outstanding that have exercise prices at or below the recent closing price of our stock on March 1, 2007 of $0.64 per share. We have options and warrants for 11.2 million shares outstanding at prices above the recent $0.64 closing price, and if the market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of March 1, 2007, our executive officers, directors and their affiliates beneficially own or control approximately 13.7% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of March 1, 2007). John F. Steel IV, our former Chairman and Chief Executive Officer, and the brother-in-law of our current Chairman, John J. Hagenbuch, owns 18.1% of the outstanding shares of common stock, and one other person owns 7.0% of our outstanding common stock (after giving effect to the exercise of all options and warrants held by such person which are exercisable within sixty days of March 1,
2007). Accordingly, a limited number of stockholders will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

NEVADA LAW AND PROVISIONS IN OUR CHARTER DOCUMENTS MAY DELAY OR PREVENT A POTENTIAL TAKEOVER BID THAT WOULD BE BENEFICIAL TO COMMON STOCKHOLDERS.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay, or prevent a change in our ownership or in our management. In addition these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

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

     o our bylaws provide that a special meeting of stockholders may be called only by our chairman, chief executive officer, or a majority of our board of directors; and

     o our board of directors is expressly authorized to make, alter, or repeal our bylaws.

In addition provisions of Chapter 78 of the Nevada Revised Statutes contain provisions that may enable our board of directors to discourage, delay, or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict the ability of our company to engage in any combination with an interested stockholder for three years after the date a stockholder becomes an interested stockholder, unless, prior to the stockholder becoming an interested stockholder, our board of directors gave approval for the combination or the acquisition of shares which caused the stockholder to become an interested stockholder. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the three-year period only if either the stockholder receives approval from a majority of the outstanding voting shares, excluding shares beneficially owned by the interested stockholder or its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, "interested stockholder" means either a person, other than our company or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within three years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

In addition the acquisition of controlling interest provisions of the Nevada Revised Statutes provide that a stockholder acquiring a controlling interest in our company, and those acting in association with that stockholder, obtain no voting rights in the control shares unless voting rights are conferred by stockholders holding a majority of our voting power (exclusive of the control shares). For purposes of these provisions, "controlling interest" means the ownership of outstanding voting shares enabling the acquiring person to exercise (either directly or indirectly or in association with others) one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power in the election of our directors, and "control shares" means those shares the stockholder acquired on the date it obtained a controlling interest or in the 90-day period preceding that date. Accordingly, the provisions could require multiple votes with respect to voting rights in share acquisitions effected in separate stages, and the effect of these provisions may be to discourage, delay, or prevent a change in control of our company.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During procedures performed related to the preparation of our quarterly report on Form 10-QSB for the three months ended March 31, 2006, management determined, in consultation with the audit committee, that a material adjustment was required in the first quarter of 2006 to correct an error made in the accounting treatment for the modification of a certain stock option grant. This error was not detected through the operation of our internal control. In response to this error we adopted a policy and procedure to remediate this material weakness in internal control whereby financial management will formally research relevant accounting literature and, if necessary, retain the services of a qualified certified public accountant, other than our independent registered public accounting firm, to assist us with respect to, the reporting of transactions that involve complex and unusual accounting matters. Management has yet to perform tests of the operating effectiveness of this internal control. As a result of the foregoing, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Unless otherwise indicated, the following table sets forth information as of March 1, 2007, including the names, ages and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes all of his working time to our business.

                                                                                                          DIRECTOR
NAME                                        AGE               POSITION HELD                               SINCE
----                                        ---               -------------                               -----
1)  John J. Hagenbuch (1)                   55                Chairman and Director                       2005
2)  James R. Gavin III, M.D., Ph.D. (1)     61                President, Chief Executive                  2002
                                                              Officer and Director
3)  Kevin A. Hainley                        50                Interim Chief Financial Officer               --
4)  Mohammad A. El-Kalay, Ph.D.             50                Vice President, Research and Development      --
5)  Myron A. Wick III (1)                   63                Director                                    2005
6)  Robert W. Anderson, M.D. (2)            69                Director                                    2002
7)  Steven T. Frankel (2)                   64                Director                                    2002
8)  Bertram E. Walls, M.D. (2)              55                Director                                    2006

-------------
(1) Member of Executive Committee
(2) Member of Audit, Compensation, and Nominating and Governance Committees

JOHN J. HAGENBUCH. Mr. Hagenbuch has been one of our directors since April 2005 and was appointed our Chairman in January 2006. Since 1993 Mr. Hagenbuch has been co-founder and Chairman of M&H Realty Partners, a real estate opportunity fund business that manages money for institutional investors. Prior to forming M&H in 1993, Mr. Hagenbuch was a General Partner of Hellman & Friedman, a private firm that initially provided strategic investment banking and financial advisory services to a number of large, public corporations, and then later raised and managed two private equity funds. Before joining Hellman & Friedman as its third partner in 1985, Mr. Hagenbuch spent nearly seven years at Salomon Brothers as a generalist investment banker. Mr. Hagenbuch is an active private equity investor and has served on the boards of a number of public and private companies as well as not-for-profit organizations. Mr. Hagenbuch is the brother-in-law of John F. Steel IV, our former Director of Corporate Development. Mr. Hagenbuch completed his A.B. in Politics at Princeton University and his M.B.A. in Finance at Stanford University.

JAMES R. GAVIN III, M.D., PH.D. Dr. Gavin served as our Interim President and Chief Executive Officer from January 20, 2006, to April 6, 2006, and as President and Chief Executive Officer since April 6, 2006. Dr. Gavin has been a director since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. Dr. Gavin is Clinical Professor of Medicine, Emory University School of Medicine, Atlanta, GA. He also serves as Executive Vice President for Clinical Affairs, Healing Our Village, Inc., and as National Director of the Harold Amos Medical Faculty Development Program. He was president of the Morehouse School of Medicine, Atlanta, GA from 2002 to 2004. Dr. Gavin has been a member of the Board of Directors of Baxter International Inc. (NYSE: BAX) since February 2003; Anastasia Marie Laboratories, Inc. since February 1998; Amylin Pharmaceuticals, Inc. (Nasdaq: AMLN) since December 2005; and Nuvelo Pharmaceuticals, Inc. (Nasdaq: NUV) since March 2006. Dr. Gavin was Chairman of the Board of Directors of Equidyne Corporation from August 2001 to 2003. He was also a member of the Board of Directors of Taste for Living, Inc. from 1999 to 2002. From July 1991 to June 2002, Dr. Gavin was a Senior Scientific Officer of the Howard Hughes Medical Institute in Chevy Chase, Maryland. From 2002 until 2005 he served as national chairman of the National Diabetes Education Program. He completed his B.S. in Chemistry at Livingstone College, a Ph.D. in Biochemistry at Emory University and his M.D. at Duke University Medical School.

KEVIN A. HAINLEY. Mr. Hainley was appointed as our interim Chief Financial Officer on January 18, 2006. Mr. Hainley became an associate with Resources Global Professionals in 2004. From 1996 to 2003, he was Chief Financial Officer and Secretary of Ontro, Inc., a publicly traded company in research and development. Mr. Hainley has a B.A. in Communications and Theology from the University of Portland and an M.B.A. from Portland State University.

MOHAMMAD A. EL-KALAY, PH.D. Dr. El-Kalay joined us as Executive Director, Research in October 2006 and was appointed Vice President, Research and Development in March 2007. In March 2006 Dr. El-Kalay joined the Scripps Research Institute as a Scientific Associate where he continues on a part-time basis. Dr. El-Kalay has worked at several biotechnology firms including Telos Pharmaceuticals from January 2004 to March 2006 as Senior Vice President of Development; VeloCyte Therapies from October 2002 to December 2003 as Senior Vice President of Research and Development; and Morphogen Pharmaceuticals, Inc. from April 2000 to October 2002 as Vice President of Process and Product Development. Dr. El-Kalay received a B.Sc. in Chemical Engineering and a Masters Degree and Ph.D. in Biomedical Engineering from Strathclyde University in Glasgow, Scotland.

MYRON A. WICK III. Mr. Wick has been one of our directors since July 2004 and was our Vice Chairman from December 2004 to November 2006. Mr.
Wick was elected by the board to fill a newly-created vacancy upon the recommendation of our Nominating and Governance Committee, which acted upon the recommendation of John J. Hagenbuch, one of our major stockholders and the brother-in-law of John F. Steel IV, our former Director of Corporate Development. Mr. Wick is currently a managing director and co-founder of McGettigan, Wick & Co., Inc., an investment banking firm formed in 1988, and a general partner of Proactive Investment Managers, L.P., the general partner of Proactive Partners, L.P., a merchant banking fund formed in 1991. Mr. Wick was also a co-founder of StoryFirst Communications, Inc. (now, CTC Media), a television and audio broadcast company in Russia and served as its Chairman from 1993 through 2003 and as a director until 2006. Mr. Wick also serves on the Boards of Directors of several public and private corporations and not-for-profit organizations, including Citizens Communications Company (NYSE:
CZN), Tanknology, Inc., ModTech Holdings, Inc. (NASDAQ: MODT), The Tanager Foundation and St. Mark's School. He is the Chairman of Horizon Fuel Cell Technology and The Hoffman Institute. Mr. Wick has a B.A. from Yale University and an M.B.A. from Harvard University.

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

STEVEN T. FRANKEL. Mr. Frankel has been a director of our company since May 2002. Mr. Frankel is Chief Executive Officer of Accumetrics, Inc., a developer, manufacturer, and marketer of a comprehensive system for the measurement of platelet function. From October 2003 to October 2006, he was President of ACON Laboratories, Inc., a provider of rapid diagnostic products, and he was Senior Advisor to the firm from September 2002 to October 2003. From April 1998 to February 2004, he was Chief Executive Officer and President of A-Fem Medical Corp., a developer of women's healthcare products. Before that, he was the Chief Executive Officer and President of Quidel Corp., a manufacturer of physicians' office diagnostic test kits from May 1992 to March 1998. Mr. Frankel was also President of various divisions of Becton, Dickinson and Company from October 1979 to May 1992. Mr. Frankel attended the Executive Program at Stanford University and received his B.A. in Philosophy from Clark University.

BERTRAM E. WALLS, M.D. Dr. Walls has been one of our directors since March 2006. From April 2004 to the present Dr. Walls has been the President of Phoenix Obstetrics/Gynecology, LLC, an Obstetrical and Gynecology Hospitalist women's health services company. From 2002 to 2006 Dr. Walls was the

President and Chief Executive Officer, of Plexus Consulting Group, LLC, a comprehensive healthcare and business solutions consulting and advisory company. From October 2000 to October 2001 Dr. Walls was the Chief Executive Officer of E&C Medical Intelligence, Inc., an international medical software company, and was responsible for development and operational infrastructure and marketing strategies for the U.S. division. Dr. Walls completed his B.S. at North Carolina A&T State University and his M.D. at Duke University School of Medicine. He received an M.B.A. degree from Duke Fuqua School of Business.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2006, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows: James R. Gavin, III, M.D., Ph.D, failed to file timely one Form 4 reporting one transaction, an option grant; Myron A. Wick failed to file timely one Form 4 reporting one transaction, a warrant exercise for common stock; John F. Steel, IV failed to file timely one Form 4 reporting one transaction, the exercise of an option written by Mr. Steel; and Bertram E. Walls, M.D. failed to file timely one Form 4 reporting one transaction, an option grant.

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

AUDIT COMMITTEE

The Board of Directors has a separately designated a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee, as of the end of fiscal 2006, was composed of Dr. Anderson, Mr. Frankel and Dr. Walls. In January 2006, Dr. Gavin resigned from the audit committee in connection with his acceptance of the appointment as Interim President and Chief Executive Officer, and Mr. Geier was appointed to the audit committee to replace Dr. Gavin. In November 2006, Mr. Geier resigned from the Board and Dr. Walls was appointed to the audit committee to replace Mr. Geier.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth the annual compensation paid by our company for services performed on our company's behalf for the year ended December 31, 2006, with respect to those persons who served as the Chief Executive Officer during that year, and those executive officers who received more than $100,000 in compensation for that year.

                                                   SUMMARY COMPENSATION TABLE
                                                   --------------------------
        Name and                                                             Option                  All Other
   Principal Position        Year       Salary             Bonus            Awards                Compensation (2)      Total
------------------------------------------------------------------------------------------------------------------------------------
James R Gavin, III, M.D.
Ph.D., President and
Chief Executive Officer      2006    $  590,300              --            $ 1,070,100   (1)       $   25,200        $ 1,685,600

Kevin A. Hainley,
Interim Chief Financial
Officer                      2006    $  190,000     (3)      --                 --                       --          $   190,000

John F. Steel, IV,
Former Chief Executive
Officer                      2006    $  168,000              --                 --                 $      200        $   168,200

Hartoun Hartounian,
Former President and
Chief Operating Officer      2006    $   56,800         $  75,000   (4)    $    43,000     (5)     $  125,100        $   299,900

-------------
(1) Expense reported in 2006 in accordance with Statement of Financial Accounting
    Standard No. 123R, SHARE BASED PAYMENT (SFAS 123(R).
(2) The compensation represented by the amounts in this column are set forth in the "All Other Compensation" table below.
(3) $41,586 of Mr. Hainley's salary was paid to Resources Global Professionals where he was an associate. Mr. Hainley became an independent consultant on
    March 16, 2006.
(4) Dr. Hartounian's bonus related to 2005 and was paid in 2006.
(5) Expense recorded in January 2006, in accordance with SFAS 123R, from the modification of Dr. Hartounian's option grants extending the expiration date to December 31, 2006.

The following chart details the compensation included under the heading "All
Other Compensation" above.

                                                      ALL OTHER COMPENSATION
                                                      ----------------------
                                                                                   Car and
              Name and                               Group Term                    Housing     Director Fees
         Principal Position              Year      Life Insurance    Severance    Allowance        Earned         Total
-----------------------------------------------------------------------------------------------------------------------------
James R Gavin, III, M.D. Ph.D.,
President and Chief Executive            2006           --
Officer                                                                          $    23,700   $   1,500  (1)   $  25,200

Kevin A. Hainley, Interim Chief
Financial Officer                        2006           --                                                            --

John F. Steel, IV, Former Chief
Executive Officer                        2006       $     200                        --             --          $     200

Hartoun Hartounian, Ph.D., Former
President and Chief Operating
Officer                                  2006       $     100       $  125,000 (2)   --             --          $ 125,100

---------------
     (1)  $1,500 in Director's fees were earned by Dr. Gavin for the month of
          January 2006 before he became the Interim President and CEO.
     (2)  See "Employment Agreements - Hartoun Hartounian, Ph.D." below for a description of Dr. Hartounian's severance payment.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

We compensate our executive officers through a combination of a base salary, options to purchase shares of our common stock and occasionally, a cash bonus. In addition, we provide other perquisites to our chief executive officer, which primarily consist of car expenses and a housing allowance. We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

EMPLOYMENT AGREEMENTS

JAMES R GAVIN, III, M.D., PH.D. In March 2006 we entered into an employment agreement with James R. Gavin III, M.D., Ph.D., our President and Chief Executive Officer. Dr. Gavin is also a director of our company and a member of the executive committee of the board, and until his appointment as Interim President and Chief Executive Officer in January 2006, served as a member of the compensation committee, nominating and governance committee and audit committee. The employment agreement with Dr. Gavin contains the following terms:

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

     o Dr. Gavin is an at-will employee and either we or Dr. Gavin may terminate employment at any time. However, if Dr. Gavin's employment is terminated by us without cause (as that term is defined in the employment agreement), Dr. Gavin will be entitled, subject to his execution of a general release of claims, to a severance payment equal to the amount of base salary that would have been paid for the remainder of the then-current term, subject to a minimum severance payment equal to three months' base salary.

     o Dr. Gavin will be reimbursed for reasonable expenses incurred under the agreement including travel between San Diego and Dr. Gavin's primary residence in Atlanta, housing and automobile expenses in San Diego of up to $2,900 per month.

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

KEVIN A. HAINLEY. In January 2006, Kevin A. Hainley was appointed as our Interim Chief Financial Officer. In connection with this appointment, we entered into a Professional Services Agreement with Resources Global Professionals or RGP, of which Mr. Hainley was an associate. Under this agreement, RGP was an independent contractor, with Mr. Hainley designated as the associate assigned to us. RGP was compensated for Mr. Hainley's time at the rate of $155 per hour, and $232.50 per hour for each hour over eight in one day or forty in one week. This agreement was terminated in March 2006 at which time we entered into a Professional Services Agreement directly with Mr. Hainley pursuant to which he serves as a consultant to us. We paid RGP a $12,000 fee in consideration of our direct retention of Mr. Hainley. Either party may terminate this agreement on 30 days prior written notice to the other party. Mr. Hainley is compensated for his time at the rate of $135 per hour.

JOHN F. STEEL IV. John F. Steel IV was our Chairman and Chief Executive Officer until January 2006. In January 2006, Mr. Steel was appointed as our Director of Corporate Development, a non-executive position, and resigned as our Chairman and Chief Executive Officer. Although his title changed, his salary of $168,000 remained the same. In March 2007 Mr. Steel ended his employment as Director of Corporate Development.

HARTOUN HARTOUNIAN, PH.D. MicroIslet of Delaware entered into an agreement with Hartoun Hartounian, Ph.D. dated June 23, 2000, which agreement was assumed by us and amended effective January 30, 2004, July 1, 2004, and May 1, 2005. In January 2006, Dr. Hartounian gave notice of his resignation, effective February 17, 2006. Under this agreement we had the right to terminate Dr. Hartounian's employment at any time and for any reason. If, however, we did so without cause or if Dr. Hartounian terminated his agreement for good reason, we were required to continue to pay salary for six months following termination. Upon such termination Dr. Hartounian would also be provided up to twelve months to exercise his vested options. Additionally, the agreement provided that in the event Dr. Hartounian voluntarily resigned his employment for any reason on or before May 1, 2006, Dr. Hartounian was entitled to the foregoing benefits. Dr. Hartounian executed a waiver and release of claims, and accordingly, was paid a severance payment equal to six months base salary, continuation of the health care benefits paid by us during employment for a period not to extend beyond February 2007, and the opportunity to exercise all his vested stock options until December 31, 2006; of which 1.1 million shares pursuant to these options were exercised in 2006. Dr. Hartounian's base salary at the time of termination was $250,000 per year.

For fiscal year 2005, we had in effect a performance cash bonus plan applicable to Dr. Hartounian. Under the plan Dr. Hartounian was eligible for a bonus of up to 40% of his annual salary based on the evaluation of specific performance goals and accomplishments which were submitted by each of them and approved by the compensation committee or the full board of directors. The specific performance objectives were assigned a percentage weighting for purposes of calculating the potential bonuses. For the 2005 fiscal year the performance objectives for Dr. Hartounian were based on (a) progression of preclinical development programs and advancement of scientific research (weighted 55%), (b) operational and administrative goals, including matters relating to human resources (weighted 40%), and (c) oversight of budget, financial transactions and Securities and Exchange Commission reporting matters (weighted 5%). In February 2006 the board awarded to Dr. Hartounian a cash bonus of $75,000 under the plan, based on the determination by the compensation committee of the achievement by Dr. Hartounian of the established performance criteria.

OUTSTANDING EQUITY AWARDS TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2006. None of the named executive officers exercised options during the fiscal year ended December 31, 2006.

                                                 OUTSTANDING EQUITY AWARDS
                                                 -------------------------

                                    Number of       Number of        Equity Incentive
                                    Securities      Securities      Plan Awards: Number
                                    Underlying      Underlying         of Securities
                                   Unexercised     Unexercised          Underlying
                                      Options        Options       Unexercised Unearned          Option
                                        (#)            (#)                Options                Exercise        Option
   Name and Principal Position      Exercisable   Unexercisable             (#)                    Price     Expiration Date
----------------------------------------------------------------------------------------------------------------------------------
James R. Gavin, III, M.D., Ph.D.,       140,648         --                    --                $  0.29       12/22/2010
President & Chief Executive              50,000         --                    --                   0.80       11/10/2013
Officer                                 437,500     1,312,500                 --    (1)            2.20       01/20/2016

-----------
(1)  On January 20, 2006, Dr. Gavin was awarded an option to purchase 1,750,000 shares under our 2005 Equity Incentive Plan. 25% of the shares (437,500)
     vested immediately. 25% of the shares will vest on each of the next three anniversaries of the original grant date. On December 21, 2006, 75% of the shares were unexercisable.

None of the other executive officers have any outstanding unexercised stock options.

COMPENSATION OF DIRECTORS

In October 2006, our compensation committee recommended and our board ratified an increase in the monthly retainer for our non-employee directors from $1,500 per month to $2,000 per month, effective November 2006. Mr. Hagenbuch does not receive director fees. In addition, our compensation committee recommended and our board ratified an annual $10,000 retainer to be paid to the chair of the audit committee. The current chair of our audit committee, Steven T. Frankel, was credited for his service for all of calendar year 2006.

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

                           DIRECTOR COMPENSATION IN FISCAL 2006
                           ------------------------------------

                                         Fees Earned or      Option
           Name                           Paid in Cash       Awards               Total
--------------------------------------------------------------------------------------------
John J. Hagenbuch, Chairman              $    --            $  --                $    --
Robert W. Anderson, M.D.                   19,000              --                 19,000
Steven T. Frankel                          29,000              --                 29,000
Bradley A. Geier                           16,000            50,600     (1)       66,600
Bertram E. Walls, M.D.                     14,500            10,500     (2)       25,000
Myron A. Wick, III                         19,000            29,700     (3)       48,700

--------------
(1) The total fair value of Mr. Geier's September 7, 2005, grant is $150,200;
$50,700 pertains to the dollar amount recognized for financial reporting purposes with respect to fiscal 2006 in accordance with FAS 123(R).
(2) The total fair value of Dr. Walls's October 2, 2006, grant is $96,200;
$10,500 pertains to the dollar amount recognized for financial reporting purposes with respect to fiscal 2006 in accordance with FAS 123(R).
(3) The total fair value of Mr. Wick's August 10, 2004, grant is $91,200;
$29,700 pertains to the dollar amount recognized for financial reporting purposes with respect to fiscal 2006 in accordance with FAS 123(R).

                                      -37-





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2006:

                                                                                            Number of securities remaining
                                     Number of securities to       Weighted-average      available for future issuance under
                                     be issued upon exercise      exercise price of           equity compensation plans
                                     of outstanding options,     outstanding options,     (excluding securities reflected in
           Plan Category               warrants and rights       warrants and rights                 column (a))
-------------------------------------------------------------------------------------------------------------------------------
                                               (a)                        (b)                             (c)
Equity compensation plans approved
by security holders (1)                       3,918,358  (2)            $1.58                         3,060,565
Equity compensation plans not
approved by security holders                  2,634,836  (3)            $5.14                             --
                                     -------------------                                 -------------------------------------
Total                                         6,553,194                 $3.01                         3,060,565
                                     ===================                                 =====================================
--------------
(1) At December 31, 2006, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2005 Equity Incentive Plan and the 2000 Stock
Option Plan. Our Board of Directors adopted the 2005 Equity Incentive Plan in
June 2005 and our stockholders approved it in November 2005. In October 2006, the Board approved amendments to the 2005 Equity Incentive Plan, certain provisions of which were subject to stockholder approval, which occurred in
November 2006, including an increase of 1,000,000 shares in the plan reserve.
Our Board of Directors adopted the MicroIslet of Delaware 2000 Stock Option Plan and our stockholders approved it in May 2002. All options granted by MicroIslet of Delaware prior to our acquisition of MicroIslet of Delaware were assumed by us and those options became exercisable for shares of our common stock.

(2) Options representing 2,705,124 shares of common stock granted pursuant to the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 1,035,696 shares remain outstanding.

(3) Consists of individual stock options and warrant grants to employees, directors, consultants, and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Dr.
Robert W. Anderson, Dr. James R. Gavin III and Steven T. Frankel in November
2003. Options representing those 150,000 shares remain outstanding. Dr.
Anderson, Dr. Gavin and Mr. Frankel are directors of our company. The option agreements entered into with each of Dr. Anderson, Dr. Gavin and Mr. Frankel are attached hereto as Exhibits 10.27, 10.28 and 10.29 respectively. In addition options representing a total of 460,000 shares of common stock were granted outside of the 2000 Stock Option Plan to five individuals in 2003 and 2004, none of whom is an officer or director of the company pursuant to the form of option agreement attached hereto as Exhibit 10.26. Of those, options representing
275,000 shares remain outstanding. Warrants representing 1,500,000 shares of common stock in the aggregate were granted to Donald Saunders, Thomas K. Russell and Mark C. Russell for services in connection with the merger of MicroIslet of Delaware and us in April 2002, as described in greater detail in Item 1 under the heading "History". Of those, warrants representing 1,500,000 shares remain outstanding. Options representing 140,649 shares of common stock granted outside of the 2000 Stock Option Plan were assumed by us pursuant to our acquisition of MicroIslet of Delaware. Of those, options representing 46,883 shares remain outstanding. Warrants representing 738,038 shares in the aggregate were granted in 2004 to finders in consideration of services rendered in connection with our March 2004 private placement. Of those, warrants representing 209,219 shares remain outstanding pursuant to the form of Warrant Agreement attached hereto as
Exhibit 10.31. Warrants representing 625,000 shares in the aggregate were granted in 2004 to investor relations consulting firms in consideration of investor relations services rendered pursuant to the forms of Warrant Agreement attached hereto as Exhibit 10.31, 10.33 and 10.34. Of those, warrants representing 362,334 shares remain outstanding. Warrants representing 91,400 shares in the aggregate were granted in 2005 to finders in consideration of services rendered in connection with our December 2005 private placement pursuant to the form of warrant agreement attached hereto as Exhibit 10.46. Of those, 91,400 shares remain outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2007, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our current and former executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors as a group. Except as otherwise indicated in the footnotes all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes each person listed has sole voting power with respect to the shares shown as beneficially owned.

                                      -38-





                                                           Number of Shares
Name of Beneficial Owner (1)                             Beneficially Owned (2)        Percent of Class (2)
-------------------------                                ----------------------        --------------------
John F. Steel IV                                                8,954,084 (3)                       18.1%
c/o MicroIslet, Inc.
6370 Nancy Ridge Dr. Suite 112
San Diego, CA 92121

John J. Hagenbuch                                               4,723,313 (4)                        9.4%
c/o MicroIslet, Inc.
6370 Nancy Ridge Dr. Suite 112
San Diego, CA 92121

Richard Schoninger                                              3,405,183 (5)                        7.0%
25 Columbus Circle, Apt 69C
New York, NY 10019

James R. Gavin III, M.D., Ph.D.                                 1,065,648 (6)                        1.4%

Myron A. Wick III                                                 950,800 (7)                        1.9%

Robert W. Anderson, M.D.                                          190,648 (6)                        *

Steven T. Frankel                                                 144,000 (6)                        *

Bertram E. Walls, M.D.                                             36,111 (6)                        *

Kevin A. Hainley                                                    3,000                            *

Hartoun Hartounian, Ph.D.                                             -   (8)                        *

All current executive officers and directors as a
group (7 in number)                                             7,113,520 (9)                       13.7%

--------------
* Less than one percent.

(1) Addresses are also listed for each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 49,341,301 shares outstanding on March 1, 2007, adjusted as required by rules promulgated by the Commission.

(3) Excludes 10,000 shares held by Mr. Steel's daughter. Mr. Steel disclaims beneficial ownership of such shares, as he does not have voting or investment control over such shares.

(4) Includes 1,758,772 shares held by Jackson St. Partners; 1,851,080 shares held by a trust affiliated with Mr. Hagenbuch; and 10,000 shares held by Mr.
Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Mr. Hagenbuch's spouse is the sister of John F. Steel IV. Also includes 796,154 shares subject to immediately exercisable warrants issued to a trust affiliated with Mr. Hagenbuch.

(5) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr.
Schoninger may be deemed to share voting and investment control with the child's mother. The ownership information for Mr. Schoninger in this table is based solely on information provided by Mr. Schoninger in June 2005.

(6) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of March 1, 2007.

(7) Includes 240,781 shares of common stock beneficially owned by D-W
Investments, L.L.C., over which Mr. Wick shares voting and investment control with James W. DeYoung, Walter D. Wick, Penelope W. DeYoung and Wendy W. Chase.
Also includes 68,632 warrants held by D-W Investments that are exercisable within 60 days of March 1, 2006, 223,404 shares that are issuable upon exercise of options held by Mr. Wick that are exercisable within 60 days of March 1, 2007.

(8) Hartoun Hartounian, Ph.D., resigned as our President and Chief Operating
Officer and a director effective in February 2006. We have no information on ownership by Dr. Hartounian.

(9) Includes 2,524,597 shares issuable upon exercise of options and warrants exercisable within 60 days of March 1, 2007.

We are aware of no arrangements which may result in a change of control of MicroIslet.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our wholly owned subsidiary, MicroIslet of Delaware, and John F. Steel IV, our former Chairman and Chief Executive Officer, were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. We were obligated under our articles of incorporation, and MicroIslet of Delaware was obligated under its bylaws, to advance expenses to Mr. Steel for his defense of this lawsuit. From November 2004 to March 2006, we paid an aggregate of $190,000 in legal fees incurred by Mr. Steel in defense this action. This lawsuit was settled at the beginning of 2006.

In August 2006, we completed a private placement to accredited investors of 2,552,061 shares of common stock and warrants to purchase 1,403,634 shares of common stock resulting in gross proceeds of $3,892,580. In this private placement, we issued and sold the shares at a purchase price of $1.67 per share, and issued the warrants with an exercise price of $1.67 per share, if the investor is a director, officer, employee or consultant of the company, or an affiliate of such person, and $1.50 per share otherwise. Myron A. Wick, III, a director of the company, and D-W Investments LLC, an entity affiliated with Mr. Wick, purchased a total of 329,341 shares and a warrant exercisable for 181,138 shares in this private placement. We received a total of $550,000 in gross proceeds from them. Mr. Wick shares voting and investment control over D-W Investments, LLC.

On January 12, 2007, John J. Hagenbuch, our Chairman, lent us $2 million under the terms of an Unsecured Subordinated Promissory Note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due one year after the issue date. We may prepay the note at any time without penalty. We also issued a 10-year warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. Exercise of the warrant is subject to American Stock Exchange approval, and if required by the American Stock Exchange, shareholder approval. Mr. Hagenbuch is the beneficial owner of approximately 8.5% of MicroIslet's common stock, excluding the new warrant.

ITEM 13. EXHIBITS

------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.1          Articles of Incorporation                                X         10-SB        Aug. 13, 1999  3.(a)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.2          Certificate of Amendment to the                          X         SB-2         July 25, 2002  3.2
             Articles of Incorporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.3          Certificate of Amendment to the                          X         8-A12B       May 27, 2004   3.1C
             Articles of Incorporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.4          Amended and Restated Bylaws                              X         10-KSB       April 6, 2006  3.3
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
4.1          Specimen Common Stock Certificate                        X         SB-2/A       Nov. 20, 2002  4.1
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.1         Amended and Restated 2000 Stock                          X         10-KSB       March 30, 2004 10.1
             Option Plan, as amended and
             restated January 30, 2004*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.2         Form of Stock Option Grant Notice                        X         10-KSB       March 30, 2005 10.2
             and Stock Option Agreement under
             2000 Stock Option Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.3         Investment Banking Agreement dated                       X         SB-2         July 25, 2002  10.2
             October 22, 2001, between
             MicroIslet of Delaware and ASA
             Investment Company, as amended
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.4         License and Sponsored Research                           X         SB-2/A       Feb. 10, 2003  10.3
             Agreement dated September 15, 1998,
             between MicroIslet of Delaware and
             Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.5         Amendment to License and Sponsored                       X         SB-2/A       Feb. 10, 2003  10.14
             Research Agreement dated February
             5, 1999, between MicroIslet of
             Delaware and Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

                                                          -40-





------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.6         Research Funding and Option                              X         10-KSB       March 28, 2003 10.6
             Agreement dated February 20, 2003,
             between MicroIslet, Inc. and the
             Scripps Research Institute, a
             California nonprofit public benefit
             corporation +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.7         Standard Industrial/Commercial                           X         SB-2         July 25, 2002  10.6
             Multi-Tenant Lease dated July 3,
             2002, between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.8         First Amendment dated February 17,                       X         8-K          Feb. 24, 2005  99.1
             2005, to the Lease dated July 3,
             2002 between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.9         Warrant Agreement between ALD                            X         8-K          March 6, 2002  2.1
             Services, Inc. and Pacific Stock
             Transfer Company dated April 2,
             2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.10        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.8
             April 2, 2002, issued to Donald G.
             Saunders
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.11        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.9
             April 2, 2002, issued to Donald G.
             Saunders
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.12        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.10
             April 2, 2002, issued to Thomas K.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.13        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.11
             April 2, 2002, issued to Thomas K.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.14        Class A Warrant Certificate dated                        X         SB-2         July 25, 2002  10.12
             April 2, 2002, issued to Mark C.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.15        Class B Warrant Certificate dated                        X         SB-2         July 25, 2002  10.13
             April 2, 2002, issued to Mark C.
             Russell
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.16        Employment Agreement between                             X         10-KSB       March 30, 2004 10.15
             MicroIslet of Delaware and Hartoun
             Hartounian dated June 23, 2000*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.17        Amendment Agreement dated January                        X         10-KSB       March 30, 2004 10.16
             30, 2004, to Employment Agreement
             between MicroIslet of Delaware and
             Hartoun Hartounian dated June 23,
             2000*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.18        Employment Agreement between                             X         10-KSB       March 28, 2003 10.15
             MicroIslet, Inc. and William
             Kachioff dated May 1, 2002*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

                                                          -41-





------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.19        Amendment Agreement dated January                        X         10-KSB       March 30, 2004 10.18
             30, 2004 to Employment Agreement
             between MicroIslet, Inc. and
             William Kachioff dated May 1, 2002*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.20        Warrant Agreement, dated April 11,                       X         SB-2         April 15, 2003 10.19
             2003, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.21        Warrant Agreement, dated May 12,                         X         8-K          May 13, 2003   10.2
             2003 between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.22        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.2
             2003, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.23        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.4
             2003, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.24        Amended and Restated Securities                          X         8-K          Nov. 3, 2003   10.1
             Purchase Agreement dated October
             31, 2003, between MicroIslet, Inc.
             and the purchasers named therein
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.25        Form of Warrant dated October 31,                        X         8-K          Nov. 3, 2003   10.2
             2003
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.26        Form of Special Stock Option used                        X         S-8          Sept. 26, 2003 99.2
             in connection with option grants
             outside of MicroIslet, Inc.'s stock
             option plans*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.27        Special Stock Option granted to                          X         10-KSB       March 30, 2004 10.34
             Robert W. Anderson on November 10,
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.28        Special Stock Option granted to                          X         10-KSB       March 30, 2004 10.35
             James R. Gavin III on November 10,
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.29        Special Stock Option granted to                          X         10-KSB       March 30, 2004 10.36
             Steven T. Frankel on November 10,
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.30        Form of Securities Purchase                              X         10-KSB       March 30, 2004 10.37
             Agreement dated as of March 16, 2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.31        Form of Warrant Agreement dated as                       X         10-KSB       March 30, 2004 10.38
             of March 16, 2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.32        Table of Special Stock Options                           X         10-KSB       March 30, 2005 10.39
             granted outside of MicroIslet,
             Inc.'s Stock Option plans*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

                                                          -42-





------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.33        Warrant Agreement, dated January                         X         10-QSB       May 13, 2004   10.3
             30, 2004, between MicroIslet, Inc.
             and Strategic Growth International,
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.34        Warrant Agreement, dated May 25,                         X         10-QSB       Aug. 13, 2004  10.3
             2004, between MicroIslet, Inc. and
             Strategic Growth International, Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.35        MicroIslet, Inc. Executive                               X         10-QSB/A     Feb. 15, 2005  10.1
             Performance Cash Bonus Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.36        Undertaking to Repay Costs dated                         X         10-QSB       Sept. 27, 2005 10.1
             April 21, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.37        Second Amendment Agreement with                          X         8-K          June 22, 2005  99.1
             Hartoun Hartounian, Ph.D., dated
             June 16, 2005*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.38        Second Amendment Agreement with                          X         8-K          June 22, 2005  99.2
             William G. Kachioff dated June 16,
             2005*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.39        2005 Equity Incentive Plan of                            X         POS AM to    Nov. 23, 2005  10.51
             MicroIslet, Inc.*                                                  SB-2
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.40        Form of Stock Option Grant Notice                        X         8-K          Jan. 19, 2006  99.1
             and Stock Option Agreement under
             2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.41        Form of Stock Award Agreement under                      X         8-K          Jan. 19, 2006  99.2
             2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.42        System lease dated August 23, 2005,                      X         10QSB        Nov. 14, 2005  10.1
             between MicroIslet, Inc. and
             Beckman Coulter Corporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.43        Securities Purchase Agreement dated                      X         8-K          Dec. 27, 2005  99.1
             as of December 23, 2005, between
             MicroIslet, Inc. and certain
             purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.44        Registration Rights Agreement dated                      X         8-K          Dec. 27, 2005  99.2
             as of December 23, 2005, between
             MicroIslet, Inc. and certain
             investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.45        Form of Warrant dated December 23,                       X         8-K          Dec. 27, 2005  99.3
             2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.46        Long Term Supply Agreement dated                         X         8-K/A        Jan. 1, 2006   99.2
             November 15, 2005, between
             MicroIslet, Inc. and Mayo
             Foundation for Medical Education
             and Research +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.47        Professional Services Agreement                          X         8-K          Jan. 19, 2006  99.3
             dated January 18, 2006, between
             MicroIslet, Inc. and Resources
             Connection, LLC*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.48        Stock Option Agreement dated                             X         10-KSB       April 6, 2006  10.52
             January 20, 2006, between
             MicroIslet, Inc. and James R. Gavin
             III, M.D., Ph.D.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

                                                          -43-





------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.49        Employment Agreement dated March 28,                     X         10-KSB       April 6, 2006  10.53
             2006, between MicroIslet, Inc.
             and James R. Gavin III, M.D., Ph.D.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.50        Professional Services Agreement                          X         10-KSB       April 6, 2006  10.54
             dated March 30, 2006, between
             MicroIslet, Inc. and Kevin A.
             Hainley*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.51        Letter Agreement dated February 17,                      X         10-QSB       May 15, 2006   10.7
             2006, between MicroIslet, Inc. and
             Hartoun Hartounian, Ph.D.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.52        Securities Purchase Agreement dated                      X         8-K          August 1, 2006 99.1
             July 27, 2006, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.53        Amendment dated December 7, 2006 to                      X         8-K          December 12,   99.1
             Securities Purchase Agreement dated                                             2006
             July 27, 2006, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.54        Registration Rights Agreement dated                      X         8-K          August 1,      99.2
             July 27, 2006, among MicroIslet,                                                2006
             Inc. and certain investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.55        Form of Warrant dated July 27, 2006                      X         8-K          August 1,      99.3
                                                                                             2006
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.56        Unsecured Subordinated Promissory                        X         8-K          January 17,    99.1
             Note dated January 12, 2007, issued                                             2007
             by MicroIslet, Inc. to John J.
             Hagenbuch, Trustee U/D/T dated
             September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.57        Warrant Agreement dated January 12,                      X         8-K          January 12,    99.2
             2007, between MicroIslet, Inc. and                                              2007
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
21.1         List of Subsidiaries of MicroIslet,                      X         SB-2         July 25, 2002  21.1
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
23.1         Consent of  Independent Registered         X
             Public Accounting Firm.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
24.1         Power of Attorney (included as a           X
             part of the signature page attached
             hereto)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
31.1         Certification of James R. Gavin            X
             III, M.D., Ph.D., Principal
             Executive Officer, pursuant to Rule
             13a-14(a) or 15d-14(a) of the
             Securities Exchange Act of 1934, as
             adopted pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

                                                          -44-





------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                    Filed        Incorporated                                Exhibit
Exhibit No.  Description                            Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------





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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to MicroIslet by Deloitte & Touche LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

                Type of Fee                         2006             2005
--------------------------------------------- ----------------- ----------------
Audit Fees (1)                                 $    212,000      $    315,000
Audit Related Fees (2)                               77,000            14,000
Tax Fees (3)                                          4,000            14,000
All Other Fees                                       --                 --
                                              ----------------- ----------------
Total                                          $    293,000      $    343,000
                                              ================= ================
-----------
(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for 2005 also include fees incurred in connection with the restatement of our financial statements for the fiscal year ended December 31, 2004, and with the restatement of our unaudited financial statements for the quarter ended March 31, 2005.

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


AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement with such firm, including the following: such firm's attendance at and participation at Board and committee meetings; services associated with SEC registration statements approved by the Board of Directors; review of periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. In addition, the Audit Committee has authorized the Chair of the Committee to pre-approve audit and non-audit services to be provided by the principal independent registered public accounting firm (to the extent such services are not subject to the pre-approval policies and procedures specified above), on a case-by-case basis, provided the fees and expenses for such services pre-approved by the Chair of the Committee shall not exceed $25,000 per engagement without further approval of the full Committee. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Deloitte & Touche LLP in providing services to us for the fiscal year ended December 31, 2006, and has concluded that such services are compatible with such firm's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROISLET, INC.

By:  /s/ James R Gavin III                               Date:    April 2, 2007
     ---------------------
James R. Gavin III, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

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


Signature                                                   Title                             Date
---------                                                   -----                             ----

/s/ James R. Gavin III                   President and Chief Executive Officer             April 2, 2007
----------------------------------       and Director  (Principal Executive Officer)
James R. Gavin III, M.D., Ph.D.
                                         Interim Chief Financial Officer (Principal        April 2, 2007
/s/ Kevin A. Hainley                     Financial and Accounting Officer)
----------------------------------
Kevin A. Hainley                         Chairman and Director                             April 2, 2007

/s/ John J. Hagenbuch
----------------------------------       Director                                          April 2, 2007
John J. Hagenbuch

/s/ Myron A. Wick III                    Director                                          April 2, 2007
----------------------------------
Myron A. Wick III
                                         Director                                          April 2, 2007
/s/ Robert W. Anderson
----------------------------------
Robert W. Anderson, M.D.                 Director                                          April 2, 2007

/s/ Steven T. Frankel
----------------------------------
Steven T. Frankel                        Director                                          April 2, 2007

/s/ Bertram E. Walls
----------------------------------
Bertram E. Walls, M.D.                   Director                                          April 2, 2007


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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MicroIslet, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of MicroIslet, Inc. and subsidiary, a development stage company, (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroIslet, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and for the period from August 21, 1998 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and negative operating cash flows through December 31, 2006, and as of that date the Company's cash position was $1.8 million. Management has estimated that cash on hand will be sufficient to allow the Company to continue its operations only into the second quarter of 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

San Diego, California
April 2, 2007

                                               MICROISLET, INC.
                                         (A Development Stage Company)
                                          Consolidated Balance Sheets

                                                                                December 31,       December 31,
                                                                                    2006               2005
                                                                                ------------       ------------
ASSETS

Current Assets:
            Cash and cash equivalents                                           $  1,847,000       $  4,519,000
            Grant receivable                                                              --            103,000
            Other receivables                                                          5,000            134,000
            Prepaid expenses                                                         438,000            154,000
            Other current assets                                                      64,000                 --
                                                                                ------------       ------------

                     Total current assets                                          2,354,000          4,910,000
                                                                                ------------       ------------

            Property and equipment, net                                              295,000            359,000
            Patents, net                                                              17,000             10,000
            Deposits and other assets                                                 51,000             55,000
                                                                                ------------       ------------

                     Total assets                                               $  2,717,000       $  5,334,000
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts payable                                                    $    292,000       $    509,000
            Accrued payroll                                                           79,000            261,000
            Accrued legal and other expenses                                         101,000            439,000
            Current portion of capital lease obligation                               36,000             33,000
                                                                                ------------       ------------

                     Total current liabilities                                       508,000          1,242,000
                                                                                ------------       ------------

Capital lease obligation - net of current portion                                     25,000             60,000
                                                                                ------------       ------------

                     Total liabilities                                               533,000          1,302,000
                                                                                ------------       ------------
Commitments and contingencies  (Notes 5 and 13)

Stockholders' Equity:
            Convertible preferred stock - $.001 par value: 10,000,000
                shares authorized; zero shares issued and outstanding
                at December 31, 2006 and 2005                                             --                 --
            Common stock - $.001 par value:  100,000,000 shares authorized
                49,341,301 and 42,545,161 shares issued and outstanding
                at December 31, 2006 and 2005, respectively                           49,000             42,000
            Additional paid-in capital                                            42,900,000         34,092,000
            Deficit accumulated during the development stage                     (40,765,000)       (30,102,000)
                                                                                ------------       ------------

                     Total stockholders' equity                                    2,184,000          4,032,000
                                                                                ------------       ------------

                     Total liabilities and stockholders' equity                 $  2,717,000       $  5,334,000
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

                                               MICROISLET, INC.
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations


                                                                                         August 21, 1998
                                                                Year Ended             (Date of Inception)
                                                               December 31,                     to
                                                        2006               2005         December 31, 2006
                                                    ------------       ------------     -----------------

Grant revenue                                       $    631,000       $    153,000       $  1,194,000

Expenses:
           Research and development expenses           7,088,000          5,638,000         23,002,000
           General and administrative expenses         4,327,000          3,154,000         19,193,000
                                                    ------------       ------------       ------------
                   Operating expenses                (11,415,000)        (8,792,000)       (42,195,000)
                                                    ------------       ------------       ------------
                   Loss from operations              (10,784,000)        (8,639,000)       (41,001,000)
                                                    ------------       ------------       ------------

Other income (expense):
           Interest income                               133,000            149,000            447,000
           Interest expense                               (8,000)            (4,000)          (186,000)
           Other                                          (4,000)           (12,000)           (25,000)
                                                    ------------       ------------       ------------
                   Total other income                    121,000            133,000            236,000
                                                    ------------       ------------       ------------

                   Net loss                         $(10,663,000)      $ (8,506,000)      $(40,765,000)
                                                    ============       ============       ============


Basic and diluted net loss per share                $      (0.23)      $      (0.21)      $      (1.52)
                                                    ============       ============       ============

Weighted average number of shares outstanding
           used in calculation                        46,439,402         40,180,567         26,755,927


                                See notes to consolidated financial statements.

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                             For the period August 21, 1998 (Date of Inception) to December 31, 2006

                                                                                         ADDITIONAL
                                PREFERRED STOCK                 COMMON STOCK              PAID-IN        ACCUMULATED
                             SHARES        AMOUNT           SHARES          AMOUNT        CAPITAL          DEFICIT         TOTAL
                          ---------------------------------------------------------------------------------------------------------
Sale of common stock to
  founders, August 21,
  1998                                                    12,594,203     $    13,000    $   (12,000)                  $      1,000
Stock issued pursuant to
  license agreement,
  September 15, 1998                                         344,586              --             --                             --
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 1998                                12,938,789          13,000       (12,000)                          1,000

Sale of preferred stock,
  net:  May 4, 1999          82,888                --                                      186,000                         186,000

Net loss                                                                                                    (73,000)       (73,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 1999   82,888                --     12,938,789          13,000       174,000          (73,000)       114,000

Sale of common stock, net:
  January 20, 2000                                         1,706,679           2,000       498,000                         500,000
  January 24, 2000                                           500,080              --             --                             --

Payments received in
  advance of January 1,
  2001 stock issuance                                                                      500,000                         500,000

Compensation expense
  related to options
  issued in exchange
  for services                                                                             211,000                         211,000

Net loss                                                                                                   (965,000)      (965,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2000   82,888     $          --     15,145,548     $    15,000    $ 1,383,000     $(1,038,000)  $    360,000



                                                                                                                        (Continued)


                                          See notes to consolidated financial statements.

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                             For the period August 21, 1998 (Date of Inception) to December 31, 2006

                                                                                        ADDITIONAL
                                PREFERRED STOCK                 COMMON STOCK             PAID-IN       ACCUMULATED
                              SHARES       AMOUNT          SHARES          AMOUNT        CAPITAL         DEFICIT           TOTAL
                           --------------------------------------------------------------------------------------------------------

Balance, December 31, 2000   82,888      $        --     15,145,548    $     15,000    $  1,383,000    $ (1,038,000)   $   360,000

Sale of common stock, net:
  January 1, 2001                                         1,706,679           2,000         498,000                        500,000
  July 2, 2001                                               52,094              --         100,000                        100,000
  November 2, 2001                                          166,668              --         887,000                        887,000

Stock issued pursuant to
  license agreement,
  October 16, 2001                                          344,586           1,000       2,067,000                      2,068,000

Compensation expense
  related to options issued
  in exchange for services                                                                1,341,000                      1,341,000

Net loss                                                                                                 (4,894,000)    (4,894,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2001   82,888               --     17,415,575          18,000       6,276,000      (5,932,000)       362,000

Sale of common stock, net:
  April 24, 2002                                            504,620           1,000       2,430,000                      2,431,000
  May 13, 2002                                               10,000              --          54,000                         54,000
  May 15, 2002                                                8,333              --          45,000                         45,000
  August 31, 2002                                            16,334              --          88,000                         88,000

33,334 shares of common
  stock due pursuant to
  investment banking
  agreement                                                                               (200,000)                      (200,000)

Conversion of preferred
  stock to common stock     (82,888)              --      1,295,332           1,000         (1,000)                             --

Issuance of shares in
  merger with ALD
  Services, Inc.                                          3,408,398           3,000         (3,000)                             --

Reverse merger warrant
  expense                                                                                 3,478,000                      3,478,000

Compensation expense
  related to options issued
  in exchange for services                                                                  331,000                        331,000

Net loss                                                                                                 (6,106,000)    (6,106,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2002       --     $         --     22,658,592    $     23,000   $  12,498,000   $ (12,038,000)   $   483,000


                                                                                                                        (Continued)


                                          See notes to consolidated financial statements.

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                             For the period August 21, 1998 (Date of Inception) to December 31, 2006

                                                                                       ADDITIONAL
                                 PREFERRED STOCK               COMMON STOCK             PAID-IN         ACCUMULATED
                              SHARES       AMOUNT          SHARES          AMOUNT       CAPITAL           DEFICIT          TOTAL
                            -------------------------------------------------------------------------------------------------------

Balance, December 31, 2002       --    $           --     22,658,592    $   23,000   $  12,498,000    $ (12,038,000)    $ 483,000

Sale of common stock, net:
  June 26, 2003                                              500,000            --         250,000                        250,000
  September 4, 2003                                        1,000,600         1,000         399,000                        400,000
  October 31, 2003                                         1,080,000         1,000         469,000                        470,000

Common stock sold to
  related party, October
 31, 2003                                                    300,000            --         150,000                        150,000

Common stock sold under
  agreement with Fusion
  Capital, net                                             1,017,505         1,000         534,000                        535,000

Common stock issued
  under Agreement with
  Fusion  Capital as
  issuance cost                                              501,468         1,000         (1,000)                             --

Compensation expense
  related to options issued
  in exchange for services                                                                 254,000                        254,000

Common stock issued in
  conversion of related
  party debt                                               1,022,200         1,000         510,000                        511,000

Stock issued on exercise of
  employee stock options                                      30,000            --          12,000                         12,000

Warrants issued in
  relation to related
  party debt                                                                               142,000                        142,000

Common stock issued as
  commission                                                  33,334            --         200,000                        200,000

Net loss                                                                                                 (3,040,000)   (3,040,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2003       --    $           --     28,143,699    $   28,000   $  15,417,000    $ (15,078,000)    $ 367,000



                                                                                                                        (Continued)

                                          See notes to consolidated financial statements.

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                             For the period August 21, 1998 (Date of Inception) to December 31, 2006

                                                                                       ADDITIONAL
                                 PREFERRED STOCK                COMMON STOCK             PAID-IN       ACCUMULATED
                              SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL         DEFICIT            TOTAL
                           --------------------------------------------------------------------------------------------------------

Balance, December 31, 2003       --     $          --     28,143,699    $   28,000    $ 15,417,000    $(15,078,000)       $ 367,000

Sale of common stock, net:
  March 16, 2004                                           9,923,449        10,000      11,749,000                       11,759,000

Common stock sold under
  agreement with Fusion
  Capital                                                    415,094            --         500,000                          500,000

Stock issued on exercise
  of employee stock options                                  498,661         1,000         205,000                          206,000

Stock issued on exercise
  of warrants                                                665,943         1,000         542,000                          543,000

Compensation expense
  related to options issued
  in exchange for services                                                                 354,000                          354,000


Compensation expense
  related to warrants
  issued in exchange
  for services                                                                           1,669,000                        1,669,000

Net loss                                                                                                (6,518,000)      (6,518,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2004       --                --     39,646,846        40,000      30,436,000     (21,596,000)       8,880,000

Sale of common stock, net:
  December 23, 2005                                        2,285,000         2,000       2,971,000                        2,973,000

Common stock sold under
  agreement with Fusion
  Capital                                                     37,066            --          40,000                           40,000

Stock issued on exercise
  of employee stock options                                      100            --              --                               --

Stock issued on exercise
  of warrants                                                576,149            --         534,000                          534,000

Compensation expense
  related to options issued
  in exchange for services                                                                 111,000                          111,000

Net loss                                                                                                (8,506,000)      (8,506,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2005       --      $         --     42,545,161    $   42,000    $ 34,092,000    $(30,102,000)     $ 4,032,000



                                                                                                                        (Continued)


                                          See notes to consolidated financial statements.

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                             For the period August 21, 1998 (Date of Inception) to December 31, 2006

                                                                                      ADDITIONAL
                                PREFERRED STOCK                COMMON STOCK             PAID-IN        ACCUMULATED
                             SHARES       AMOUNT           SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                           --------------------------------------------------------------------------------------------------------

Balance, December 31, 2005      --     $          --     42,545,161    $    42,000   $  34,092,000   $ (30,102,000)   $ 4,032,000

Sale of common stock, net:
  August 4, 2006                                          2,172,720          2,000       3,103,000                      3,105,000

Sale of common stock,
  related parties and
  affiliates, net: August
  4, 2006                                                   379,341             --         607,000                        607,000

Stock issued for legal
  settlement and late
  registration (See Note 13)                                190,000             --         344,000                        344,000

Stock issued for late
  registration (See Note 9)                                  56,899             --         106,000                        106,000

Stock issued on exercise
  of employee stock options                               1,397,217          2,000         538,000                        540,000

Stock issued on exercise
  of non-employee stock
  options                                                    93,766             --          55,000                         55,000

Stock issued on exercise
  of warrants                                             2,506,197          3,000       2,564,000                      2,567,000

Share-based
  compensation expense                                                                   1,491,000                      1,491,000

Net loss                                                                                               (10,663,000)   (10,663,000)
                          ------------ ---------------   -------------  -------------- --------------  -------------  -------------

Balance, December 31, 2006      --      $         --     49,341,301     $   49,000    $ 42,900,000    $(40,765,000)   $ 2,184,000



                                                                                                                        (Concluded)


                                          See notes to consolidated financial statements.

                                                    MICROISLET, INC.
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows

                                                                              Year Ended                   August 21, 1998
                                                                              December 31,               (Date of Inception)
                                                                         2006               2005        to December 31, 2006
                                                                     ------------       ------------    --------------------
Cash flows from operating activities:
       Net loss                                                      $(10,663,000)      $ (8,506,000)      $(40,765,000)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
            Warrant compensation expense                                       --                 --          5,147,000
            Interest paid with warrant                                         --                 --            142,000
            In process research and development
                 acquired for common stock                                     --                 --          2,068,000
            Late registration portion of legal
                 settlement paid with common stock                         40,000                 --             40,000
            Late registration damages paid with shares of stock           106,000                 --            106,000
            Compensation paid with stock options                        1,491,000            111,000          4,094,000
            Depreciation and amortization                                 111,000             93,000            362,000
            Loss on disposal of equipment                                      --                 --             18,000
Changes in operating assets and liabilities:
      Deposits and other assets                                             5,000              2,000            (63,000)
      Grant receivable                                                    103,000           (103,000)                --
      Other receivables                                                   129,000           (133,000)            (5,000)
      Prepaid expenses                                                   (285,000)            69,000           (439,000)
      Other current assets                                                (64,000)                --            (64,000)
      Accounts payable and accrued expenses                              (432,000)           816,000          1,007,000
                                                                     ------------       ------------       ------------

            Net cash used in operating activities                      (9,459,000)        (7,651,000)       (28,352,000)
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
      Proceeds from sale of property and equipment                             --           (143,000)             1,000
      Purchases of property and equipment                                 (47,000)                --           (598,000)
      Patent costs                                                         (7,000)                --             (7,000)
                                                                     ------------       ------------       ------------

            Net cash used in investing activities                         (54,000)          (143,000)          (604,000)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
      Payments made on capital lease obligation                           (33,000)           (12,000)           (46,000)
      Loan from related parties                                                --                 --            525,000
      Repayment of loan from related parties                                   --                 --            (25,000)
      Proceeds from sale of common stock, net of offering costs         3,712,000          3,014,000         25,500,000
      Proceeds from exercise of stock options and warrants              3,162,000            534,000          4,663,000
      Proceeds from sale of preferred stock                                    --                 --            186,000
                                                                     ------------       ------------       ------------

            Net cash provided by financing activities                   6,841,000          3,536,000         30,803,000
                                                                     ------------       ------------       ------------

            Net (decrease) increase in cash and cash
            equivalents                                                (2,672,000)        (4,258,000)         1,847,000


Cash and cash equivalents at beginning of period                        4,519,000          8,777,000                 --
                                                                     ------------       ------------       ------------

Cash and cash equivalents at end of period                           $  1,847,000       $  4,519,000       $  1,847,000
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

                                                         MICROISLET, INC.
                                                   (A Development Stage Company)
                                               Consolidated Statements of Cash Flows

                                                                                    Year Ended                   August 21, 1998
                                                                                    December 31,               (Date of Inception)
                                                                               2006               2005         to December 31, 2006
                                                                           ------------       ------------     --------------------

Supplemental disclosure of cash flow information:
Interest paid                                                              $      8,000       $      5,000      $     14,000
Income taxes paid                                                          $      2,000       $      2,000      $     11,000

Supplemental disclosures of non-cash investing and financing activities:
      Common stock issued in relation to legal settlement                  $    304,000                         $    304,000
      Conversion of loan from related party to stock                                                            $    510,000
      In-process research and development acquired for
            common stock                                                                                        $  2,068,000
      Common stock issued as commission for offering of
            common stock                                                                                        $    316,000
      Warrants issued in debt transaction                                                                       $    142,000
      Compensation paid with warrant related to reverse merger                                                  $  3,478,000
      Common stock issued to founders                                                                           $    (12,000)
      Shares issued pursuant to investment banking agreement                                                    $   (200,000)
      Common stock issued related to reverse merger                                                             $ 20,450,000

      Assets acquired under capital lease                                  $         --       $    106,000      $    106,000


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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 ("Inception") to December 31, 2006, and the financial results of the Company (which functions as a holding company after the Merger) for the post-merger period from April 24, 2002 through December 31, 2006.

In October 2005, the Company was awarded a three year $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institutes of Health ("NIH"), $631,000 and $153,000 of which had been awarded as of December 31, 2006 and December 2005, respectively. The grant is being used to further develop the Company's islet cell transplantation technology for treatment of insulin-dependent diabetes. Grant payments are generally received shortly before or after the related qualifying expenditures are incurred.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $10.7 million and $8.5 million and negative operating cash flows of $9.5 million and $7.7 million for 2006 and 2005, respectively, and had an accumulated deficit of $40.8 million as of December 31, 2006. As of that date, the Company's cash position was $1.8 million. Management has projected that cash on hand will only be sufficient to allow the Company to continue its operations only into the second quarter of 2007.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs; the scope and results of pre-clinical and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patents; competing technological and market developments; and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until well after the commercial launch of its first product given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition, the Company will continue to seek funding in the form of grants for its scientific research.

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

Concentration of Credit Risk
----------------------------

The Company has cash in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006 and 2005, the Company had cash in excess of FDIC insured limits.

Property and equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful asset lives, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Repairs and maintenance expenses are charged to expense as incurred.

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

Intangible assets
-----------------

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized; however, these assets are reviewed at least annually for impairment. Intangible assets with finite lives are amortized using a straight line method over the useful life of 17 years. The Company carries no goodwill on its books for the years ended December 31, 2006 and 2005. Further, during fiscal years 2006 and 2005, the Company had no material impairments of intangible assets, which consist of primarily patents.

Fair value of financial instruments
-----------------------------------

At December 31, 2006 and 2005, the Company's financial instruments included cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes approximates fair value due to the short-term maturities of these instruments.

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

Change in Accounting for Share-Based Payment
--------------------------------------------

The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 ("SFAS 123R"), "SHARE-BASED PAYMENT," including the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") effective January 1, 2006, using the modified prospective transition method to account for our employee share-based awards. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), as modified for FAS 123R purposes to include estimated forfeitures and expected future volatility rates. The consolidated financial statements as of December 31, 2006 and for the year then ended December 31, 2006, reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Compnay's consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R.

Under SFAS 123R, for options granted subsequent to the effective date, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of December 31, 2006, there are 6,978,923 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Equity Incentive Plan through December 31, 2006, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares.

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recorded no share-based employee compensation expense for options exercised under the 2005 Plan or its predecessor plans during the twelve months ended December 31, 2005, as substantially all options granted under those plans had exercise prices equal to the fair market value of the Company's common stock on the date of grant. As stated above, results for prior periods have not been restated for comparative purposes.

The adoption of SFAS 123R resulted in a decrease in share-based compensation expense of $607,000 in fiscal year ended December 31, 2006, from amounts that would have been recognized under the provisions of APB 25. This decrease primarily results from a modification made to an option that would have required recognition of $2,069,000 under APB 25, which is in excess of that recognized under SFAS 123R by $2,026,000. This modification is discussed in more detail later in this footnote. The decrease in share-based compensation resulted in decreases in the loss from operations and net loss by $607,000, or $0.01 basic and diluted loss per share.

Total compensation expense related share-based awards recognized under SFAS123R, for the twelve months ended December 31, 2006, was comprised of the following:

     Research and development                                                        $   597,000
     General and administrative                                                          865,000
                                                                                     -----------
        Share-based compensation expense before taxes                                  1,462,000
     Related income tax benefits                                                              --
                                                                                     -----------
        Share-based compensation expense                                             $ 1,462,000
                                                                                     ===========
     Net share-based compensation expense per common share -- basic and diluted      $     (0.03)
                                                                                     ===========

As of December 31, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1.1 years.

The Company accounts for certain stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES," ("EITF 96-18"). Under
EITF 96-18, the Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense recorded under EITF 96-18 in 2006 was $29,000.
Total share-based compensation expensed related to both employees and non-employees totaled $1,491,000 for the year ended December 31, 2006.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS" ("SFAS 123R-3"). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The Company has been operating at a loss since inception. The Company has a net operating loss carry forward and has provided for a full valuation allowance against its deferred income tax assets recorded as of December 31, 2006. Since the Company does not have sufficient taxable income in the year ended December 31, 2006, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with SFAS 123R, since the Company has a net operating loss carry forward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

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

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on the SEC Staff Accounting Bulletin No. 107 ("SAB 107"), the volatility of the Company's common stock should be measured over the expected term of the options. The Company has been publicly traded since January 2002, but management has concluded that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

FORFEITURES. The Company uses historical data of the Company and the peer group to estimate pre-vesting option forfeitures. The Company's estimate uses a combination of historical forfeiture rates found in the peer group, historical rates found at the Company, and the Company's measured turnover rates for employees and directors/senior management. As required by FAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest. Previously, under FAS 123, the Company recognized the effect of forfeitures when they occurred.

The Company used the following weighted average assumptions to estimate the fair value of employee options granted for the twelve months ended December, 2005 and 2006:
                                            Year Ended December 31,
                                            -----------------------
                                            2006               2005
                                            ----               ----
Average expected term (years)               3.96                 5
Expected volatility                           77 %              77 %
Risk-free interest rate                     4.41 %            3.00 %
Expected dividend yield                        0 %               0 %
Average forfeiture rate                        7 %               0 %

Modifications
-------------

Certain options granted to the Company's former President and COO were modified as part of a separation agreement entered into in February 2006. The modification extended the exercise date for each outstanding fully vested option held by the former executive to December 31, 2006. In connection with this modification, the Company recorded compensation expense of $43,000 during the first quarter of 2006. This amount was calculated as the excess of the fair value of the modified options immediately after the modification over the fair value of such options immediately prior to the modification, in accordance with provisions of SFAS 123R. The fair value of the modified options was calculated using an assumed forfeiture rate of 0%, expected volatility of 88% and an average expected term of 10.5 months.

As discussed earlier in this Note 2, the Company accounted for share-based compensation under SFAS 123R's fair value method during the year ended December 31, 2006. The following table illustrates the effect on the Company's net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

                                                                                              August 21, 1998
                                                                            Year Ended     (Date of Inception) to
                                                                        December 31, 2005     December 31, 2005
                                                                        -----------------    -----------------
     Net loss, as reported                                                 $ (8,506,000)      $(30,102,000)
     Add:  Total share-based compensation expense
           recognized under APB 25                                                   --            733,000
     Deduct:  Share-based compensation expense
           determined under the fair value method for
           all awards                                                          (379,000)        (3,887,000)
                                                                           ------------       ------------
     Pro forma net loss, including share-based compensation                $ (8,885,000)      $(33,256,000)
                                                                           ============       ============
     Net loss per share, as reported in prior year:
           Basic and diluted                                               $      (0.21)      $      (1.25)
                                                                           ============       ============
     Pro forma net loss per share, including share-based compensation
           Basic and diluted                                               $      (0.22)      $      (1.38)
                                                                           ============       ============

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. In accordance with SFAS 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

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

New Accounting Pronouncements
-----------------------------

FINANCIAL ACCOUNTING STANDARDS NO. 154 ("SFAS 154"). In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 did not have an impact on the Company's consolidated financial position or results of operations as of and for the year ended December 31, 2006.

FINANCIAL ACCOUNTING STANDARDS NO. 157 ("SFAS 157"). In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the provisions of SFAS 157 on January 1, 2008. The Company has not yet determined the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

FINANCIAL ACCOUNTING STANDARDS NO. 159 ("SFAS 159"). In February 2007, the FASB issued SFAS No. 159, THE FAIR OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

FASB INTERPRETATION NO. 48 ("FIN 48"). In July 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently in the process of reviewing and evaluating FIN 48, however, the impact of its adoption to the Company's consolidated financial condition, results of operations or cash flows is not expected to be material..

STAFF ACCOUNTING BULLETING NO. 108 ("SAB 108"). In September 2006, the SEC released SAB 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements beginning in the fourth quarter of fiscal year 2006. The adoption of SAB 108 did not have a significant impact on our consolidated financial position or results of operations.

NOTE 3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses consists of advance payments for research services, most of which will be used in the first quarter of 2007.

                                                      2006             2005
                                                    ---------       ---------
Property and Equipment, net:
----------------------------
Laboratory equipment                                $ 484,000       $ 447,000
Computer equipment                                     76,000          70,000
Furniture and fixtures                                 67,000          63,000
Leasehold improvements                                 14,000          14,000
                                                    ---------       ---------
                                                      641,000         594,000
Less accumulated depreciation and amortization       (346,000)       (235,000)
                                                    ---------       ---------
                                                    $ 295,000       $ 359,000
                                                    =========       =========

Depreciation expense associated with property and equipment was $110,000 and $93,000 for the years ended December 31, 2006 and 2005, respectively, and $358,000 from Inception through December 31, 2006. At December 31, 2006 and 2005, assets acquired under capital leases totaled $106,000 for both years with accumulated depreciation of $30,000 and $9,000, respectively. Depreciation of assets acquired under the capital lease was $21,000 and $9,000 for the years ended December 31, 2006 and 2005, respectively.

                                                      2006           2005
                                                    --------       --------
Patents, net:
-------------
Patents                                             $ 21,000       $ 14,000
Less accumulated  amortization                        (4,000)        (4,000)
                                                    --------       --------
                                                    $ 17,000       $ 10,000
                                                    ========       ========

Amortization expense related to amortizable intangible assets was $700 and $500 for fiscal years 2006 and 2005 and $4,000 from Inception through December 31, 2006. Based solely on the amortizable intangible assets as of December 31, 2006, the estimated annual amortization expense of intangible assets for each of the next five years is $800 and $5,800 thereafter. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments or abandonments, and other relevant factors.

NOTE 4.  LICENSE AND COLLABORATION AGREEMENTS

In September 1998, the Company entered into a license agreement with Duke University ("Duke"). Under the terms of the agreement, the Company has the right to develop and commercialize technology related to therapies for diabetes developed and patented by Duke. The Company issued 344,586 shares of its common stock to Duke upon the execution of the license agreement. The Company issued an additional 344,586 shares to Duke upon issuance of the first patent involving the technology, which occurred in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's stock when earned by Duke and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. The Company has also reimbursed Duke for research costs related to developing the technology for commercial use. The Company sponsored Duke's research in the amount of approximately $450,000 from August 21, 1998 (inception) to December 31, 2001. The Company has not sponsored any research since then.

In November 2002 the Company began a two year collaboration with the University of Alberta, Edmonton (Canada). This facility assisted the Company with transplantation surgery and subsequent monitoring in animal models, which was subsequently extended an additional two years. Under the terms of the arrangement, the Company paid this facility $0 and $54,000 during the years ended December 31, 2006 and 2005, respectively. This arrangement expired in November 2006. The Company has also entered into two broad collaboration agreements in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute ("TSRI"). Under the terms of these agreements, the Company and TSRI are conducting preclinical studies utilizing the Company's proprietary technologies. The first agreement entered into in August 2004 calls for the Company to fund TSRI in the amount of approximately $450,000 over a three year period. The second agreement entered into in July 2005 calls for the Company to fund approximately $610,000 over a two year period. The Company paid TSRI approximately $596,000 and $367,000 during the years ended December 31, 2006 and 2005, respectively.

In May 2004, the Company has also entered into a collaboration agreement with the California National Primate Research Center at the University of California, Davis, in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. In exchange for research services received, the agreement calls for the Company to fund research in the amount of approximately $1.3 million over a three year period ending May 2007. The Company paid to the University of California, Davis, approximately $750,000 and $115,000 during the years ended December 31, 2006 and 2005, respectively.

NOTE 5.  COMMITMENTS

OPERATING LEASE COMMITMENTS. The Company has office and laboratory facilities under non-cancelable operating leases. The Company leases approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $21,000 per month. The lease has scheduled rent increases each year and expires on February 28, 2008.

Rent expense was $254,000 and $269,000 for the years ended December 31, 2006 and 2005, respectively, and $1,225,000 from August 21, 1998 (inception) to December 31, 2006. Future minimum rental payments under all non-cancelable operating lease commitments as of December 31, 2006 are as follows:

Year Ending December 31:
------------------------
         2007                                               $       265,000
         2008                                                        46,000
         2009                                                         2,000
                                                            ----------------
         Total                                              $       313,000
                                                            ================

CAPITAL LEASE COMMITMENTS. In August 2005, the Company acquired an equipment system under a three-year capital lease obligation. This capital lease provides the Company with the option at the expiration of the lease term to purchase the system for a price of $1.00. Future minimum payments under the capital lease as of December 31, 2006 are as follows:

Year Ending December 31:
                                                            $        42,000
         2007                                                        24,000
         2008                                               ----------------
         Total
                                                                     66,000
         Less amount representing interest                           (5,000)
                                                            ----------------
         Present value of net lease payments
                                                                     61,000
         Less current portion                                       (36,000)
                                                            ----------------
         Long-term portion of obligation                    $        25,000
                                                            ================

NOTE 6.  SIGNIFICANT CONTRACTS AND GRANTS

Mayo Long-Term Supply Agreement
-------------------------------

In November 2005, the Company entered into a long-term strategic supply agreement with the Mayo Foundation for Medical Education and Research ("Mayo") under which Mayo will supply designated pathogen free pigs to the Company for use in development of MicroIslet-P(TM). Under the terms of the three year extendable agreement, Mayo will supply MicroIslet substantially all of its non-transgenic porcine islet production for a period of three to seven years.

Under the contract, regardless of the number of pigs ordered, the Company shall pay Mayo a monthly fee of approximately $100,000. Mayo can increase the monthly fee at specific times throughout the contract limited by a Consumer Price Index calculation. The contract also limits the Company to the maximum purchase of approximately 20 pigs per month.

In addition to the monthly fee, the Company agreed to provide warrants to purchase its common stock based on development milestones such as Investigational New Drug application ("IND") filing, Phase II clinical trials, Phase III clinical trials, and a New Drug Application ("NDA"). Each milestone earns Mayo a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $1.90 per share. Each warrant has the expiration term of 10 years from the milestone date. These warrants have been accounted for in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service". At December 31, 2005 and 2006, the liability was determined to be contingent, the lowest aggregate fair value of the warrants was determined to be zero, and no expense was recorded. In each future period the Company will evaluate these warrants and record an expense as necessary.

Government grant research
-------------------------

In October 2005, the Company was awarded a $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institute of Health ("NIH"). The balance remaining under the research grant as of December 31, 2006, was $916,000. The grant is being used to further development of the Company's islet cell transplantation technology for the treatment of insulin-dependent diabetes. The Phase II SBIR grant was awarded following peer review by the NIH of results from the completion of Phase I grant for the same project.

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

Two individuals who were affiliates of ALD were also then affiliates of ASA Investment Company ("ASA"), which served as the placement agent for the Private Offering. One of these individuals was ALD's former president and sole director ("ALD's President"), and the other individual was the beneficial owner of 76.9% of the ALD's outstanding common stock prior to the Merger ("ALD's majority stockholder"). Certain trusts affiliated with ALD's majority stockholder subscribed for 175,000 MicroIslet of Delaware shares ($1.1 million gross proceeds) in the Private Offering - 52,500 of such shares ($315,000 gross proceeds) were purchased by one of these trusts as a nominee for a company associated with ALD's President and his brother, who was also then affiliated with ASA. ASA received cash commissions equal to ten percent of the gross Private Offering proceeds, and in connection with the Merger, received an investment banking fee of $200,000 and 33,334 shares of common stock. Cash payments to ASA were withheld from the gross offering proceeds distributed to the Company and have been recorded as a direct reduction to the proceeds received by the Company in the Private Offering. The Company was advised in May 2002 that ALD's majority stockholder, ALD's President and his brother were no longer affiliated with ASA.

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

NOTE 8.  RELATED PARTY TRANSACTIONS

In December 2005, the Company sold to certain accredited investors 2,284,999 shares of common stock at a purchase price of $1.50 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase 1,142,500 shares at $1.65 per share. The Company paid placement fees to two placement agents equal to 8% of the gross proceeds, or $274,200, and issued warrants to the placement agents to purchase an aggregate of 91,400 common shares. The warrants issued to the placement agents have exercise prices of $1.65 and $1.88 per share and expire on December 29, 2010. The fair value of the warrants, $85,000, has not been recorded as an adjustment to the financial statements as it would have been both an increase and decrease to additional paid in capital.

As discussed more fully in Note 13, the Company's wholly owned subsidiary, MicroIslet of Delaware, and John F. Steel IV, the Company's former Chairman and Chief Executive Officer, were named as defendants in a lawsuit brought in the Superior Court of California, County of Orange, by Donald Gallego. The Company was obligated under its articles of incorporation, and MicroIslet of Delaware was obligated under its bylaws, to advance expenses to Mr. Steel for his defense of this lawsuit. Through December 31, 2005, the Company recorded expenses of $190,000 associated with the payment of legal fees incurred by Mr. Steel in defense of this action.

In the August 2006 private placement, 379,341 shares were purchased by directors, officers, employees, or consultants of the Company, or affiliates of such persons at a price of $1.67 per share. In connection with this placement, we issued warrants to each investor. These related parties and affiliates received warrants for an aggregate of 208,638 shares of common stock at an exercise price of $1.67 per share with a total fair value of $225,000. These warrants will be exercisable from February 3, 2007 to August 3, 2011.


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

The Company terminated this agreement with Fusion Capital in December 2005. During the year ended December 31, 2005, the Company sold 37,066 shares of common stock to Fusion Capital pursuant to the common stock purchase agreement, for gross proceeds of $40,000.

Convertible Preferred Stock
---------------------------

On April 24, 2002, each of the 82,888 shares of preferred stock outstanding was converted into 15.6275 shares of common stock in connection with the Merger.

December 2005 Financing
-----------------------

In 2006 the Company issued 56,899 shares of common stock in satisfaction of Liquidated damages owed to the purchasers in the Company's December 2005 financing for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants issued to the purchasers. The Company recorded $106,000 of expense associated with the liquidated damages shares which is classified as general and administrative expenses in the accompanying statement of operations in 2006.

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

The Company's Board of Directors adopted the 2005 Equity Incentive Plan (the "2005 Plan") in June 2005 and it became effective upon shareholder approval in November 2005. A total of 3,000,000 new shares of the Company's common stock have been reserved for issuance under the 2005 Plan (the original 2,000,000 plus an additional 1,000,000 approved by shareholders on November 14, 2006). In addition, the 2005 Plan includes in its reserve shares of common stock available for issuance under the 2000 Plan as of the date of the approval of the 2005 Plan. The reserve will also include any shares currently subject to options under the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full. The total 2005 Plan reserve cannot exceed 8,471,239 shares. All options have a ten-year life and vest ratably over a three-year period.

The Company applies SFAS No. 123 and EITF No. 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005: risk free interest rate of 4.8%; dividend yield of 0%; volatility of 77%; forfeiture rate of 7% in 2006 and risk free interest rate of 3%; dividend yield of 0%; volatility of 77% in 2005; expected life of 5 to 10 years; and market value of the Company's common stock ranging from $0.72 to $2.63 in 2006. Compensation cost charged to operations for options granted to consultants performing advisory services was $29,000 in 2006, $111,000 in 2005, and $1,635,000 from August 21, 1998 (inception) to December 31, 2006.

The following summary presents the options granted, exercised, expired, forfeited and outstanding at December 31, 2006 and 2005:

                                                                                          Weighted
                                                                                          Average
                                                                       Weighted           Remaining          Aggregate
                                                      Number of         Average          Contractual         Intrinsic
                                                        Shares       Exercise Price          Life              Value
                                                      ---------      --------------      -----------         ---------
Outstanding at December 31, 2004                      4,794,117         $   1.10
Granted                                                 295,000             1.96
Exercised                                                  (100)            0.55
Forfeited and expired                                   (73,889)            1.13
                                                      ---------         --------
Outstanding at December 31, 2005                      5,015,128             1.15
                                                      ---------         --------
Granted                                               1,947,000             2.15
Exercised                                            (1,490,983)            0.40
Forfeited and expired                                (1,080,904)            2.32
                                                      ---------         --------
Outstanding at December 31, 2006                      4,390,241         $   1.56             7.23           $  550,000
                                                     ==========         ========          =======           ==========
Vested or expected to vest at December 31, 2006       4,301,487         $   1.55             7.18           $  550,000
                                                     ==========         ========          =======           ==========
Exercisable at December 31, 2006                      2,786,295         $   1.25             6.19           $  550,000
                                                     ==========         ========          =======           ==========

The weighted average grant date fair value of options granted during 2006 and 2005 was $2.15 and $1.96, respectively. The total intrinsic value of options exercised during 2006 and 2005 was $2,138,000 and $1,708,000, respectively. The total fair value of shares vested during 2006 was $832,000.

The Company had options for 2,786,295 shares exercisable at December 31, 2006 with a weighted average of $1.25. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2006:

                                      F-21






                                      Number of Shares               Weighted Average     Weighted Average
                                      ----------------                   Remaining            Exercise
       Exercise Price:        Outstanding           Exercisable      Contractual Life           Price
       ---------------        -----------           -----------      ----------------           -----

           $0.29-$0.80        1,472,579           1,472,579                4.61                $ 0.41
           $1.13-$2.35        2,626,778           1,022,832                8.78                $ 1.98
           $2.95-$5.00          290,884             290,884                6.42                $ 3.61
                            -----------         -----------
                 TOTAL        4,390,241           2,786,295                7.23                $ 1.56
                            ===========         ===========

Warrants
--------

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2006:

                                       Number                                                              Weighted Average
Issued in Connection With:          Outstanding         Exercise Price          Expiration Date             Exercise Price
-------------------------------    ---------------     ----------------    -------------------------    -----------------------
Reverse Merger                          1,500,000      $6.00 - $12.00           July 31, 2007                   $8.00
                                                                                April 11, 2013-
2003 Financings                           200,000       $0.50 - $1.49          August 26, 2013                  $0.84
2004 Private Placement:
  Investors                             3,220,965           $1.00               March 16, 2009                  $1.00
  Placement Agents                        209,219           $1.30               March 16, 2009                  $1.30
                                                                                April 30, 2009-
Consulting Services                       362,334       $0.60 - $1.65         September 27, 2009                $1.22
2005 Private Placement:
  Investors                             1,142,500           $1.65             December 29, 2010                 $1.65
  Placement Agents                         91,400       $1.65 - $1.88         December 29, 2010                 $1.72
2006 Private Placement                  1,403,634       $1.65 - $1.67           August 3, 2011                  $1.65
                                   ---------------
            Total                       8,130,052
                                   ===============

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. Basic and diluted net loss per share amounts are equivalent for the years ended December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, the effect of 12,520,293 and 14,299,742 potential common shares, respectively, were not included in the earnings per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

NOTE 11. INCOME TAXES
                                                 2006                2005
                                                 ----                ----
Deferred tax assets:
      Net operating loss carry forwards      $ 14,891,000       $  9,732,000
      Stock-based compensation                    835,000            745,000
      Warrants                                  1,806,000          1,904,000
      Research and development credit           1,790,000          1,439,000
      Accrual to cash                              12,000            320,000
      Other                                         3,000              2,000
                                             ------------       ------------
                                               19,337,000         14,142,000
Deferred tax liabilities:
      State taxes                              (1,554,000)        (1,156,000)
      Other                                       (33,000)           (13,000)
                                             ------------       ------------
Net deferred tax asset                         17,750,000         12,973,000
Less valuation allowance                      (17,750,000)       (12,973,000)
                                             ------------       ------------
                                             $         --       $         --
                                             ============       ============

The net deferred tax asset has been fully reserved as the Company has determined that it is unlikely to be realized. The valuation allowance increased by $4,777,000 in 2006 and $3,793,000 in 2005.

The Company has not recorded income tax expense or benefit for the years ended December 31, 2006 and 2005, and the period from August 21, 1998 (inception) through December 31, 2006.

At December 31, 2006, the Company has net operating loss carry forwards of approximately $34,790,000 and $34,651,000 for federal and state purposes, respectively. The amount of the net operating loss carry forward related to stock-based compensation is $1,838,000 in 2006 and $1,168,000 in 2005. The federal net operating loss carry forwards begin to expire in 2019. The state net operating loss carry forward of $126,000 expired in 2006 and will continue to expire in 2007, if not utilized.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                              2006               2005
                                              ----               ----
Federal tax benefit of statutory rate      $ 3,626,000       $ 2,892,000
State tax benefit, net                         771,000           664,000
Increase in valuation allowance             (4,777,000)       (3,793,000)
Research and development credit                171,000           244,000
Other permanent items                         (416,000)           (5,000)
Stock-based compensation                       625,000            (2,000)
                                           -----------       -----------
Provision for income taxes                 $        --       $        --
                                           ===========       ===========

NOTE 12. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and did not make any such contributions in fiscal years 2006 and 2005, nor in any prior period since inception of the plan.

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

In the settlement, the Company paid $50,000 cash and issued 170,000 shares of common stock to Mr. Gallego. In addition, the Company filed with the Securities and Exchange Commission a registration statement for the resale of these shares and an additional 150,000 shares owned by Mr. Gallego. The Company recognized expense of $229,000 (net of insurance proceeds) and reported this as part of General and Administrative expenses in the fourth quarter of 2005. The registration statement was not filed until April, 2006. Therefore, Mr. Gallego was entitled to liquidated damages totaling 20,000 shares. These liquidated damages began accruing in February 2006. The Company recorded expense of $40,000 in April 2006, when these shares were issued to Mr. Gallego. A written settlement agreement setting forth the foregoing terms was executed in January 2006.

In January 2007 the Company received a demand letter from an attorney stating he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that the Company and certain former and current officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. MicroIslet's insurance carriers have been notified of the demand letter, however, no lawsuit has yet been filed by these shareholders.

On March 16, 2007, the Company, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III., M.D., Ph.D., current President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the Court that the Company, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. The Company has not received a response to the DLR. No amounts have been accrued related to this potential litigation.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.

NOTE 14. SUBSEQUENT EVENTS

Issuance of Promissory Note and Warrant.
----------------------------------------

On January 12, 2007, John J. Hagenbuch, the Company's Chairman, lent the Company $2 million under the terms of an unsecured subordinated promissory note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008 or upon and "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. Exercise of the warrant is subject to American Stock Exchange approval, and if required by the American Stock Exchange, shareholder approval. Mr. Hagenbuch is the beneficial owner of approximately 9.3% of the Company's common stock, excluding the new warrant.

In accordance with Accounting Principles Board ("APB") No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant is estimated to be $268,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.765%. The estimated fair value of the warrant will be accounted for as paid-in capital. The remaining portion of the proceeds or $1,732,000 will be accounted for as debt. This results in a debt discount of $268,000 based on an imputed interest rate of 21.7%.

The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 there under, for the issuance of the note and the warrant. An appropriate legend has been placed on the note and the warrant, and appropriate legends will be placed on all securities purchased under the warrant.

Notice of Non-Compliance from the American Stock Exchange.
----------------------------------------------------------

On January 25, 2007, the Company received notice from the staff of the American Stock Exchange ("Amex") indicating that it is not in compliance with certain continued listing standards set forth in the Amex Company Guide. Specifically, the notice cited failure to comply with Section 1003(a)(ii) of the Company Guide, because the Company has stockholders' equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; and Section 1003(a)(iii) of the Company Guide, because the Company has stockholders' equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years.

On February 26, 2007, the Company submitted a plan to Amex outlining the actions it proposes to take to bring it into compliance with Amex's continued listing standards relating to minimum stockholders' equity. If Amex accepts the plan, the Company may be able to continue listing with Amex during the plan period during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If Amex does not accept the plan or the Company does not make progress consistent with the plan during the plan period or if the Company is not in compliance with the continued listing standards at the end of the plan period, Amex may then initiate delisting proceedings. While the plan is under review by Amex, the Company expects that its common stock will continue to trade without interruption on Amex.

Amex has also informed the Company that its stock symbol will become subject to the indicator ".BC" to denote noncompliance with the above listing standards. The indicator will not change the Company's trading symbol, but will be disseminated as an extension of its symbol whenever the trading symbol is transmitted with a quotation or trade. The indicator will remain in effect until such time as we have regained compliance with all applicable continued listing standards.