Form 10KSB/A
period 2006-12-31
MICROISLET INC
filed 2007-04-06
CIK 1092050

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FORM 10-KSB/A (Amendment No. 1)

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

                           EXPLANATORY NOTE

This amendment is filed solely to include an amended Consent of Independent Registered Accounting Firm which was filed as Exhibit 23.1 to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006. That exhibit, as originally filed, inadvertently omitted reference to the Registration Statement on Form S-8 (No. 333-133555) and the Registration Statement on Form S-3 (No. 333-137696). No other changes are being made by means of this filing. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROISLET, INC.

By:  /s/ James R Gavin III                               Date:    April 6, 2007
     ---------------------
James R. Gavin III, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.


Signature                                                   Title                             Date
---------                                                   -----                             ----

/s/ James R. Gavin III                   President and Chief Executive Officer             April 6, 2007
----------------------------------       and Director  (Principal Executive Officer)
James R. Gavin III, M.D., Ph.D.
                                         Interim Chief Financial Officer (Principal        April 6, 2007
/s/ Kevin A. Hainley                     Financial and Accounting Officer)
----------------------------------
Kevin A. Hainley                         Chairman and Director                             April 6, 2007

          *
----------------------------------       Director                                          April 6, 2007
John J. Hagenbuch

          *                              Director                                          April 6, 2007
----------------------------------
Myron A. Wick III
                                         Director                                          April 6, 2007
          *
----------------------------------
Robert W. Anderson, M.D.                 Director                                          April 6, 2007

          *
----------------------------------
Steven T. Frankel                        Director                                          April 6, 2007

          *
----------------------------------
Bertram E. Walls, M.D.                   Director                                          April 6, 2007

*/s/ Kevin A. Hainley
----------------------------------
* By Kevin A. Hainley, as attorney-in-fact.
