Form 10QSB
period 2007-03-31
MICROISLET INC
filed 2007-05-21
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                                 YES / / NO /X/

At May 15, 2007, 49,341,301 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                          MicroIslet, Inc.
                                   (A Development Stage Company)
                         Condensed Consolidated Balance Sheets (unaudited)

                                                                       March 31,      December 31,
                                                                        2007              2006
                                                                     ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                         $  1,441,000     $  1,847,000
   Grant receivable                                                       161,000               --
   Other receivables                                                        6,000            5,000
   Prepaid expenses                                                       110,000          438,000
   Other current assets                                                   193,000           64,000
                                                                     ------------     ------------

        Total current assets                                            1,911,000        2,354,000
                                                                     ------------     ------------

   Property and equipment, net                                            268,000          295,000
   Patents, net                                                            17,000           17,000
   Deposits and other assets                                               50,000           51,000
                                                                     ------------     ------------

        Total assets                                                 $  2,246,000     $  2,717,000
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                  $    131,000     $    292,000
   Accrued payroll                                                        102,000           79,000
   Accrued legal and other expenses                                       334,000          101,000
   Current portion of capital lease obligation                             38,000           36,000
   Loan from related party net of unamortized discount                  1,825,000               --
                                                                     ------------     ------------

        Total current liabilities                                       2,430,000          508,000
                                                                     ------------     ------------

Capital lease obligation - net of current portion
                                                                           14,000           25,000
                                                                     ------------     ------------

        Total liabilities                                               2,444,000          533,000
                                                                     ------------     ------------

Commitments and contingencies (Note 5)

Stockholders' Equity (Deficit)
    Common stock - $.001 par value: 100,000,000 shares authorized
       49,341,301 shares issued and outstanding at March 31,
       2007 and December 31, 2006, respectively                            49,000           49,000
    Additional paid-in capital                                         43,412,000       42,900,000
    Deficit accumulated during the development stage                  (43,659,000)     (40,765,000)
                                                                     ------------     ------------

         Total stockholders' equity (deficit)                            (198,000)       2,184,000
                                                                     ------------     ------------

         Total liabilities and stockholders' equity (deficit)        $  2,246,000     $  2,717,000
                                                                     ============     ============



                 See notes to unaudited condensed consolidated financial statements




                                        MicroIslet, Inc.
                                  (A Development Stage Company)
                   Condensed Consolidated Statements of Operations (unaudited)


                                                                                 August 21, 1998
                                                       Three Months Ended       (Date of Inception)
                                                           March 31,                    to
                                                    2007              2006        March 31, 2007
                                                 ------------     ------------     ------------

Grant revenue                                    $    339,000     $    141,000     $  1,533,000

Expenses:
   Research and development expenses                2,160,000        1,878,000       25,162,000
   General and administrative expenses              1,005,000        1,566,000       20,198,000
                                                 ------------     ------------     ------------
        Operating expenses                         (3,165,000)      (3,444,000)     (45,360,000)
                                                 ------------     ------------     ------------
        Loss from operations                       (2,826,000)      (3,303,000)     (43,827,000)
                                                 ------------     ------------     ------------

Other income (expense):
    Interest income                                    30,000           40,000          477,000
    Interest expense                                  (96,000)              --         (282,000)
    Other                                              (2,000)          (2,000)         (27,000)
                                                 ------------     ------------     ------------
        Total other income:                           (68,000)          38,000          168,000
                                                 ------------     ------------     ------------

        Net loss                                 $ (2,894,000)    $ (3,265,000)    $(43,659,000)
                                                 ============     ============     ============

Basic and diluted net loss per share             $      (0.06)    $      (0.07)    $      (1.59)
                                                 ============     ============     ============

Weighted average number of shares outstanding
   used in calculation                             49,341,301       43,727,779       27,413,754





               See notes to unaudited condensed consolidated financial statements.





                                                    MicroIslet, Inc.
                                              (A Development Stage Company)
                               Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                             Three Months Ended          August 21, 1998
                                                                                  March 31,            (Date of Inception)
                                                                             2007             2006       to March 31, 2007
                                                                         ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                                              $ (2,894,000)    $ (3,265,000)    $(43,659,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Warrant compensation expense                                               --               --        5,147,000
        Amortization of related party loan discount                            58,000               --          200,000
        In process research and development acquired for common stock              --               --        2,068,000
        Late registration of legal settlement paid with common stock               --           32,000           40,000
        Late registration damages paid with shares of common stock                 --          304,000          106,000
        Stock based compensation                                              244,000          729,000        4,338,000
        Depreciation and amortization                                          28,000           27,000          390,000
        Loss on disposal of equipment                                              --               --           18,000
Changes in operating assets and liabilities:
   Deposits and other assets                                                    1,000               --          (62,000)
   Grant receivable                                                          (161,000)         (38,000)        (161,000)
   Other receivables                                                           (1,000)         121,000           (6,000)
   Prepaid expenses                                                           328,000           31,000         (111,000)
   Other current assets                                                      (129,000)              --         (193,000)
   Accounts payable and accrued expenses                                       95,000         (503,000)       1,102,000
   Accrued interest on related party loan                                      35,000               --           35,000
                                                                         ------------     ------------     ------------
         Net cash used in operating activities                             (2,396,000)      (2,562,000)     (30,748,000)
                                                                         ------------     ------------     ------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                                    --               --            1,000
   Purchases of property and equipment                                         (1,000)          (4,000)        (599,000)
   Patent costs                                                                    --               --           (7,000)
                                                                         ------------     ------------     ------------

         Net cash used in investing activities                                 (1,000)          (4,000)        (605,000)
                                                                         ------------     ------------     ------------
Cash flows from financing activities:
   Payments made on capital lease obligation                                   (9,000)          (8,000)         (55,000)
   Loan from related party                                                  2,000,000               --        2,525,000
   Repayment of loans from related parties                                         --               --          (25,000)
   Proceeds from sale of common stock, net of offering costs                       --          (52,000)      25,500,000
   Proceeds from exercise of stock options and warrants                            --        1,550,000        4,663,000
   Proceeds from sale of preferred stock                                           --               --          186,000
                                                                         ------------     ------------     ------------

         Net cash provided by financing activities                          1,991,000        1,490,000       32,794,000
                                                                         ------------     ------------     ------------

         Net (decrease) increase in cash and cash equivalents                (406,000)      (1,076,000)       1,441,000

Cash and cash equivalents at beginning of period
                                                                            1,847,000        4,519,000               --
                                                                         ------------     ------------     ------------

 Cash and cash equivalents at end of period                              $  1,441,000     $  3,443,000     $  1,441,000
                                                                         ============     ============     ============

                                                                                                            (Continued)
                           See notes to unaudited condensed consolidated financial statements.





                                                     MicroIslet, Inc.
                                               (A Development Stage Company)
                                Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                  Three Months Ended               August 21, 1998
                                                                                       March 31,                 (Date of Inception)
                                                                                2007              2006            to March 31, 2007
                                                                            ------------     ------------    ------------

Supplemental disclosure of cash flow information:
Interest paid                                                               $      2,000     $         --    $     16,000
Income taxes paid                                                                  2,000            2,000          13,000

Supplemental disclosures of non-cash investing and financing activities:
   Common stock issued in relation to legal settlement                                            304,000          304,000
   Conversion of loan from related party to stock                                                                  510,000
   In-process research and development acquired for common stock                                                 2,068,000
   Common stock issued as commission for offering of common stock                                                  316,000
   Warrants issued to related party in debt transaction                          268,000                           410,000
   Compensation paid with warrant related to reverse merger                                                      3,478,000
   Common stock issued to founders                                                                                 (12,000)
   Shares issued pursuant to investment banking agreement                                                         (200,000)
   Common stock issued related to reverse merger                                                                20,450,000
   Assets acquired under capital lease                                                                             106,000






                            See notes to unaudited condensed consolidated financial statements.

                                                            5

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

MicroIslet is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not yet commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, begin market introduction of its products. The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to March 31, 2007.

The financial information included in this quarterly report should be read in conjunction with the financial statements of the Company for the years ended December 31, 2006 and 2005 and related notes thereto included in Form 10-KSB filed with the SEC on April 2, 2007.

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

The condensed consolidated results of operations for the period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2.9 million and $10.7 million and negative operating cash flows of $2.4 million and $9.5 million for the first quarter of 2007 and the full year 2006, respectively, and had an accumulated deficit of $43.7 million as of March 31, 2007. As of that date, the Company had negative working capital of $0.5 million and its cash position was $1.4 million. Management has projected that cash on hand will be sufficient to allow the Company to continue its current operations only into June 2007.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. Management's plans include raising additional debt and/or equity financing to sustain its operations. In addition the Company will continue to seek funding in the form of grants for its scientific research. See Note 6.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements.

The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, "ACCOUNTING FOR CONTINGENCIES." As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal Income Tax examinations for the tax years 1998 through 2006, and to state income tax examinations for the tax years 1999 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007.

The adoption of FIN 48 did not impact the Company's financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $17.8 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. The Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits within the next 12 months. The Company will update its unrecognized tax benefits under FIN 48 to reflect this analysis, but at this time, the Company cannot estimate the amount of any change. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the full valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate.

In September 2006, the FASB issued FASB Statement No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, it does not believe that its adoption will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

NOTE 2 - SHARE-BASED COMPENSATION

In December 2004, the FASB issued FAS 123R, "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R. On April 14, 2005, the SEC adopted a new rule amending the effective dates for FAS 123R. The Company implemented FAS 123R on January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of March 31, 2007, there are 4,212,463 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Equity Incentive Plan through March 31, 2007, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest immediately or over three years based on continued service and have a ten-year term. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares. The Company adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as modified for FAS 123R purposes to include estimated forfeitures.

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

The Company has been operating at a loss since inception and expects to continue incurring losses throughout 2007. The Company has a net operating loss carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of March 31, 2007. Since the Company does not have sufficient taxable income in the quarter ended March 31, 2007, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with FAS 123R, since the Company has a net operating loss carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all of our share-based awards recognized under FAS 123R, for the three months ended March 31 were comprised of the following:

                                                         2007             2006
                                                       -------------------------

     Research and development                          $115,000         $253,000
     General and administrative                         129,000          458,000
                                                       --------         --------
         Total                                         $244,000         $711,000
                                                       ========         ========

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

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on SAB 107, the volatility of the Company's common stock should be measured over the expected term of the options. The Company has been publicly traded since January 2002, but management has concluded that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

The Company used the following assumptions to estimate the fair value of employee options granted for the three months ended March 31:

                                       2007      2006
                                       ----      ----
Average expected term (years)         5.5        4.5
Expected volatility                    80%        77%
Risk-free interest rate               4.6%       4.4%
Expected dividend yield                 0%         0%
Forfeiture rate                         5%         5%

Stock Options

The following summary presents the options granted, exercised, expired, forfeited and outstanding during the three months ended March 31, 2007:

                                                                         Weighted
                                                      Number of          Average      Weighted Average
                                                       Option            Exercise        Remaining             Aggregate
                                                       Shares             Price       Contractual Life      Intrinsic Value
                                                   ---------------     ------------- -------------------    ----------------
Outstanding at December 31, 2006                     4,390,241     $   1.56                              $      550,000
Granted                                                 --
Exercised                                               --
Forfeited and expired                                  181,333         1.81
                                                   ---------------
Outstanding at December 31, 2006                     4,208,908         1.55                 7.0                 180,000
                                                   ===============
Vested or expected to vest at March 31, 2007         4,050,518         1.53                 6.9                 180,000
                                                   ===============
Exercisable at March 31, 2007                        3,099,071         1.36                 6.3                 180,000
                                                   ===============

The aggregate intrinsic value of options outstanding at March 31, 2007, is calculated as the difference between the respective exercise prices of the underlying options and the market price of the Company's common stock for the 1,131,191 shares that had exercise prices that were lower than the $0.48 market price of the Company's common stock at March 31, 2007.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three months ended March 31, 2007, and March 31, 2006, as the inclusion of 12,838,960 and 14,440,134 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - LOAN FROM RELATED PARTY NET OF UNAMORTIZED DISCOUNT

On January 12, 2007, John J. Hagenbuch, the Company's Chairman, lent the Company $2 million under the terms of an unsecured subordinated promissory note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008, or upon and "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based on American Stock Exchange approval, which approval was no longer necessary due to the removal of the Company's common stock from the American Stock Exchange. See Note 6 below. Such warrant is now fully exercisable. Mr. Hagenbuch is the beneficial owner of approximately 9.4% of the Company's common stock, including this new warrant.

In accordance with Accounting Principles Board ("APB") No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant is estimated to be $268,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.765%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as paid-in capital.

NOTE 5 - LEGAL PROCEEDINGS

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

NOTE 6 - SUBSEQUENT EVENTS

Issuance of Promissory Note and Warrant.
----------------------------------------

On May 15, 2007, Mr. Hagenbuch, lent the Company an additional $1 million under the terms of an unsecured promissory note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008 or upon and "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty. The terms of the note restrict the Company from incurring senior indebtedness or pledging its intellectual property.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share.

In accordance with APB No. 14 the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant is estimated to be $103,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.71%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as paid-in capital.

Amendment of CEO Employment Agreement
-------------------------------------

Effective May 16, 2007, James R. Gavin III, M.D., Ph.D., President and Chief Executive Officer, has volunteered to reduce his annual compensation from $600,000 to $400,000. His employment agreement was amended to reflect the change. On May 10, 2007, the Board of Directors granted Dr. Gavin an option to purchase 250,000 shares vesting over three years and having an exercise price of $0.52 based on the fair market value of the Company's common stock on the date of grant.

Removal of Common Stock from the American Stock Exchange
--------------------------------------------------------

On April 20, 2007, the Company received a letter from the American Stock Exchange (Amex) indicating a staff determination of its intent to strike the Company's common stock from Amex by filing an application with the SEC, pursuant to Section 1009(d) of the Amex Company Guide. The Company had a right to request a hearing before a Listing Qualification Panel to appeal the delisting decision, but determined not to request a hearing and to accept the delisting determination. As a result, Amex suspended trading in the Company's common stock and on May 10, 2007, submitted an application to the SEC to strike the Company's common stock from listing and registration on the Amex. The Company's common stock now trades on the OTC Bulletin Board under the symbol "MIIS.OB."

Restructuring
-------------

In May 2007, the Company's Board of Directors determined to change the Company's strategy to initiate xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing the Company's proprietary and patented islet cell transplantation technologies.

In adopting this new strategy, the Company undertook a company restructuring to reduce its operating expenses and shrink its present workforce from 22 to 15 employees. Total severance costs incurred in connection with the restructuring are estimated at approximately $80,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the original filing date of this Form 10-QSB with the SEC.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in the future as we progress in our research and development programs. At March 31, 2007, we had an accumulated deficit of approximately $43.7 million. We do not expect to produce revenues from operations in the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models and to initiate human clinical trials overseas as soon as practical after appropriate regulatory approvals. We believe it will be necessary for us to obtain evidence of the safety and efficacy of our approach in humans in order to advance to subsequent milestones.

We have incurred net losses of $2.9 million and $10.7 million and negative operating cash flows of $2.4 million and $9.5 million for the first quarter of 2007 and the full year 2006, respectively, and had an accumulated deficit of $43.7 million as of March 31, 2007. As of that date, we had negative working capital of $0.5 million and our cash position was $1.4 million. We have projected that cash on hand will be sufficient to allow us to continue our current operations only into June 2007. These matters raise substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include those necessary to compute the grant date fair value of stock-based awards recognized as compensation expense in accordance with the provisions of FAS 123R. See "Stock-Based Compensation" below.

Grant Revenue
-------------

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation
------------------------

In December 2004, FASB issued SFAS 123R "SHARE-BASED PAYMENT," which is a revision of SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" and amends SFAS No. 95 "STATEMENT OF CASH FLOWS." SFAS 123R supersedes APB Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements has increased our losses. The estimation of option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

Allocation of Costs
-------------------

We allocate certain indirect costs associated with support activities such as the rent, utilities, and certain salaries for facilities. These costs are allocated between research and development expense and general and administrative expense based on formula using square footage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

RESULTS OF OPERATIONS

Grant revenue of $339,000 for the three months ended March 31, 2007, as compared to $141,000 for the three months ended March 31, 2006, is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant is being used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. The increase of $198,000 reflects additional expenses incurred by us and reimbursable by the NIH.

General and administrative expenses decreased $561,000 to $1,005,000 for the three months ended March 31, 2007, compared to $1,566,000 for the same period in 2006. Certain expenses included in the 2006 first quarter were not incurred in the 2007 first quarter, including a severance and bonus payment to our former President and COO ($225,000), compensation expense associated with the modification of stock options held by our former President and COO ($43,000), stock issuances to certain stockholders resulting from contractual liquidated damages owed them ($32,000), and stock based compensation expense ($329,000). These decreases were offset in part by higher audit fees in 2007 ($59,000).

Research and development expenses increased $282,000 to $2,160,000 for the three months ended March 31, 2007, from $1,878,000 in the same period in 2006. The increase was primarily due to higher costs from our collaboration with UC Davis and other research facilities ($435,000) and related supplies ($44,000), but offset by decreases in salaries and benefits ($46,000) and stock based compensation expense ($138,000).

Our net loss was $2,894,000, or $0.06 per share, for the quarter ended March 31, 2007, compared with a net loss of $3,265,000, or $0.07 per share, for the same period in 2006. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2007, have netted approximately $25.7 million, and to a lesser degree, through short-term debt, grant funding and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

At March 31, 2007, we had negative working capital of $0.5 million and our combined cash and cash equivalents totaled approximately $1.4 million at, a decrease of approximately $406,000 from December 31, 2006. The primary uses of cash and cash equivalents during the three months ended March 31, 2007, included $2.4 million to finance our operations and working capital requirements. The primary source of cash during the three months ended March 31, 2007, was a $2 million loan from our chairman, John J. Hagenbuch.

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

As indicated above, on January 12, 2007, Mr. Hagenbuch lent us $2 million under the terms of an unsecured subordinated promissory note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due one year after the issue date. We may prepay the note at any time without penalty.

We also issued a 10-year warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based on American Stock Exchange approval, which approval was no longer necessary due to the removal of the Company's common stock from the American Stock Exchange. See Note 6 below. Such warrant is now fully exercisable.

On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. All outstanding principal, and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due January 12, 2008. We may prepay the note at any time without penalty. The terms of the note restrict us from incurring senior indebtedness or pledging our intellectual property.

We also issued a 10-year warrant to Mr. Hagenbuch allowing purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share.

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only into June 2007.

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

PLAN OF OPERATION

On May 10, 2007, the Board of Directors, upon management's recommendation, authorized a new business strategy whereby we would initiate xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. In adopting this new strategy, we undertook a company restructuring to reduce our operating expenses and shrink our present workforce from 22 to 15 employees. Total severance costs incurred in connection with the restructuring are estimated at approximately $80,000.

We are presently addressing the steps necessary to launch such clinical trials. We will need additional resources and capital in order to implement this plan, including the retention of consultants who have experience in operating clinical trials outside the United States. Our new strategy will also depend on continuing positive scientific data from our present primate studies and other ongoing animal research. We plan to meet with the Food and Drug Administration
(FDA) to discuss shifting our efforts away from the allotransplantaion trials discussed at our pre-IND meeting in December 2006. During that pre-IND meeting we discussed our ultimate intention to submit an IND for a xenograft clinical trial. We believe that much of the data we have collected and continue to accumulate will be applicable to this new IND.

RECENT DEVELOPMENTS

On April 20, 2007, we received a letter from the Amex indicating a staff determination of its intent to strike our common stock from Amex by filing an application with the SEC, pursuant to Section 1009(d) of the Amex Company Guide. We had a right to request a hearing before a Listing Qualification Panel to appeal the delisting decision, but we determined not to request a hearing and to accept the delisting determination. As a result, Amex suspended trading in our common stock and on May 10, 2007, submitted an application to the SEC to strike our common stock from listing and registration on the Amex. Our common stock now trades on the OTC Bulletin Board under the symbol "MIIS.OB."

On May 10, 2007, our Board of Directors determined to change the Company's strategy to initiate xenograft clinical trials in locations outside of the United States. See "Plan of Operation" above.

Over the last year our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification, and encapsulation. We have filed and will continue to file applications with the U.S. Patent and Trademark Office to protect our intellectual property, as appropriate.

BUSINESS RISKS

An investment in our company involves a high degree of risk. In addition to the other information included in this report, our Annual Report on Form 10-KSB includes a detailed discussion of our risk factors. Some of the risk factors below were disclosed in our Form 10-KSB, but have been updated to reflect more recent information. We believe the following, in addition to the risks presented in our Form 10-KSB, to be our material risks.

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY INTO JUNE 2007. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS OR WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Currently, we are in need of immediate, substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any finalized commitments for funding. As a result, we may not be able to obtain funding or implement any strategic options in the future. Our remaining cash and cash equivalents as of May 18, 2007, is approximately $1.2 million. We believe that our current available working capital is insufficient to enable us to continue our operations at their present scope after June 2007. In the event adequate capital is not raised we will have to further reduce our workforce and substantially curtail or cease operations until we are able to raise additional capital. If we cease to continue as a going concern, due to lack of funding or otherwise, you may lose your entire investment in our company.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE ANTICIPATE FUTURE LOSSES.

We have experienced significant operating losses in each period since our inception. As of March 31, 2007, we have incurred total accumulated losses of $43.7 million, we had negative working capital of $0.5 million, and our cash and cash equivalents was $1.4 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR SIGNIFICANT OPERATING LOSSES, ACCUMULATED DEFICIT AND CASH POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements only into June 2007. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included in its report on our 2006 audited financial statements an explanatory paragraph which indicates that there are matters that raise substantial doubt regarding our ability to continue as a going concern.

THE RECENT DECISION BY OUR BOARD OF DIRECTORS TO CHANGE OUR COMPANY'S STRATEGY TO PURSUE OVERSEAS CLINICAL TRIALS MAY NOT BE ENOUGH TO REDUCE OUR EXPENSES, GENERATE REVENUE, AND CONTINUE AS A GOING CONCERN.

On May 10, 2007, our Board of Directors determined that we will change our strategy to initiate xenograft clinical trials in locations outside of the United States. This change in strategy is intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. We do not presently have the experience or expertise necessary to develop clinical trials in a foreign country and we may not be able to successfully execute this strategy. Our restructuring strategy may not reduce our burn rate sufficiently to allow us to continue as a going concern. The expected shortening of our time lines may not occur and therefore we may not generate revenue earlier than we would otherwise.

OUR COMMON STOCK WAS REMOVED FROM LISTING ON THE AMERICAN STOCK EXCHANGE AND, THEREFORE, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED AND THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED.

On May 10, 2007, our common stock was removed from listing on the American Stock Exchange ("Amex"), which could limit investors' ability to make transactions in our common stock.

Our common stock is currently traded on the OTC Bulletin Board under the symbol "MIIS.OB." The trading market in our common stock on the OTC Bulletin Board is limited and sporadic. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our stockholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES AND AS A RESULT, TRANSACTIONS IN OUR COMMON STOCK ARE MORE CUMBERSOME.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to deliver a standardized risk disclosure document prepared by the SEC, provide the customer with current bid and offers quotations for the penny stock, explain the compensation of the broker-dealer and its salesperson in the transaction, provide monthly account statements showing the market value of each penny stock held in the customer's account, make a special written determination that the penny stock is a suitable investment for the purchaser, and provide a written agreement to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

In August 2006, we completed a private placement to accredited investors of 2,552,061 shares of common stock and warrants to purchase 1,403,634 shares of common stock for net proceeds of approximately $3.7 million. Myron A. Wick, III, one of our directors, D-W Investments LLC, an entity affiliated with Mr. Wick and an individual affiliated with our interim Chief Financial Officer, participated in this private placement. We received a total of $633,500 in gross proceeds from them. On January 12, 2007, John J. Hagenbuch, our Chairman and a significant stockholder of our company, lent us $2 million under the terms of an unsecured subordinated promissory note. On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. We may not be able to obtain capital from related parties in the future.

Neither Mr. Hagenbuch nor Mr. Wick, nor any of our other officers, directors, or other stockholders are under any obligation to continue to provide cash to meet our future liquidity needs.

AS A RESULT OF OUR RESTRUCTURING AND OUR REDUCTION IN WORKFORCE, WE MAY BE UNABLE TO HIRE QUALIFIED PERSONNEL IN THE FUTURE AND OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NEVER RECOVER.

Our success is substantially dependent on the cooperation, retention and performance of our key scientific and technical personnel and advisers. Our scientific and technical staff is comprised of a small number of individuals, and some of these individuals have worked with us for four or more years. We recently reduced our workforce from 22 to 15 employees. The loss of the services of any of our scientific or technical staff, for financial or other reasons, may significantly delay or prevent the achievement of product development and other business objectives and could negatively or permanently impact our business, operating results, and financial condition in the future. Our future success may be dependent upon our ability to hire back key personnel, which may not be possible, or upon our ability to recruit and train replacement personnel, which could be time consuming, and may not be possible in a reasonable time frame..

ITEM 3.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. As previously reported, during procedures performed related to the preparation of our quarterly report on Form 10-QSB for the three months ended March 31, 2006, management determined, in consultation with the audit committee, that a material adjustment was required in the first quarter of 2006 to correct an error made in the accounting treatment for the modification of certain stock option grants. This error was not detected through the operation of our internal control over financial reporting.

In response to this error, we adopted a policy and procedure in May 2006 for financial management to formally research relevant accounting literature and, if necessary, retain the services of a qualified accounting specialist, other than our independent registered public accounting firm, to assist us with respect to the accounting for and reporting of transactions that involve complex and unusual accounting matters. Because management had not performed tests of operating effectiveness of this interal control, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and Procedures were not effective as of December 31, 2006, as reported in our Form 10KSB for the year ended December 31, 2006. In January 2007, a complex and unusual accounting matter arose with respect to a detachable warrant issued with a promissory note. We retained the services of a specialist to assist financial management to determine the proper accounting treatment for the transaction. We believe this testing of the policy and procedure demonstrated its effectiveness and, as a result, we concluded that the previously identified material weakness had been remediated.

No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 2007 we received a demand letter from an attorney stating he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former and current officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter, however, no lawsuit has yet been filed by these shareholders.

On March 16, 2007, we, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., current President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the Court that we, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian, and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. We have not received a response to the DLR.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 Unsecured Subordinated Promissory Note dated January 12, 2007 (incorporated by reference to Exhibit 99.1 on Form 8-K filed on January 17, 2007).

10.2 Warrant Agreement dated January 12, 2007 (incorporated by reference to Exhibit 99.2 on Form 8-K filed on January 17,
                  2007).

10.3 Amendment to Employment Agreement for James R. Gavin, M.D., Ph.D., dated January 17, 2007.+*

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

                           MICROISLET, INC.


May 21, 2007               /s/ James R. Gavin III
                           --------------------------
                           James R. Gavin III, M.D., Ph.D.
                           President and Chief Executive Officer and Director
                           (Principal Executive Officer)

May 21, 2006               /s/ Kevin A. Hainley
                           --------------------------
                           Kevin A. Hainley
                           Interim Chief Financial Officer
                           (Principal Financial and Accounting Officer)