Form 10QSB
period 2007-06-30
MICROISLET INC
filed 2007-08-20
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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

                                 YES / / NO /X/

At August 6, 2007, 51,953,801 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                                  PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          MicroIslet, Inc.
                                   (A Development Stage Company)
                               Condensed Consolidated Balance Sheets


                                                                        June 30,      December 31,
                                                                          2007            2006
                                                                      ------------    ------------
                                                                       (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                         $  1,351,000    $  1,847,000
    Other receivables                                                       93,000           5,000
    Prepaid expenses                                                       185,000         438,000
    Other current assets                                                      --            64,000
                                                                      ------------    ------------

      Total current assets                                               1,629,000       2,354,000
                                                                      ------------    ------------

Property and equipment, net                                                239,000         295,000
Patents, net                                                                16,000          17,000
Deposits and other assets                                                   50,000          51,000
                                                                      ------------    ------------

      Total assets                                                    $  1,934,000    $  2,717,000
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts payable                                                  $    195,000    $    292,000
    Accrued payroll                                                        100,000          79,000
    Accrued legal and other expenses                                        24,000         101,000
    Current portion of capital lease obligation                             39,000          36,000
    Loans from related party (including  accrued interest of
      $87,000) net of unamortized discount of $219,000                   2,868,000              --
                                                                      ------------    ------------

      Total current liabilities                                          3,226,000         508,000

Capital lease obligation - net of current portion                            4,000          25,000
                                                                      ------------    ------------

      Total liabilities                                                  3,230,000         533,000
                                                                      ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit)
    Common stock - $.001 par value:  100,000,000 shares authorized;
      51,953,801 and 49,341,301 shares issued and outstanding
      at June 30, 2007 and December 31, 2006, respectively                  52,000          49,000
    Additional paid-in capital                                          44,556,000      42,900,000
    Deficit accumulated during the development stage                   (45,904,000)    (40,765,000)
                                                                      ------------    ------------

      Total stockholders' equity (deficit)                              (1,296,000)      2,184,000
                                                                      ------------    ------------

      Total liabilities and stockholders' equity (deficit)            $  1,934,000    $  2,717,000
                                                                      ============    ============


                 See notes to unaudited condensed consolidated financial statements

                                                 2






                                                      MicroIslet, Inc.
                                                (A Development Stage Company)
                                 Condensed Consolidated Statements of Operations (unaudited)


                                                                                                             August 21, 1998
                                               Three Months Ended                  Six Months Ended             (Date of
                                                     June 30,                          June 30,               Inception) to
                                              2007             2006             2007            2006          June 30, 2007
                                          ------------     ------------     ------------     ------------     -------------

Grant revenue                             $     10,000     $    154,000     $    349,000     $    295,000     $   1,543,000
                                          ------------     ------------     ------------     ------------     -------------

Operating expenses:
  Research and development expenses          1,411,000        1,697,000        3,571,000        3,575,000        26,573,000
  General and administrative expenses          717,000        1,090,000        1,722,000        2,656,000        20,915,000
                                          ------------     ------------     ------------     ------------     -------------
    Total operating expenses                (2,128,000)      (2,787,000)      (5,293,000)      (6,231,000)      (47,488,000)
                                          ------------     ------------     ------------     ------------     -------------
    Loss from operations                    (2,118,000)      (2,633,000)      (4,944,000)      (5,936,000)      (45,945,000)
                                          ------------     ------------     ------------     ------------     -------------

Other income (expense):
  Interest income                               12,000           25,000           42,000           65,000           489,000
  Interest expense                            (139,000)              --         (235,000)              --          (421,000)
  Other expense                                     --           (2,000)          (2,000)          (4,000)          (27,000)
                                          ------------     ------------     ------------     ------------     -------------
    Total other income (expense), net:        (127,000)          23,000         (195,000)          61,000            41,000
                                          ------------     ------------     ------------     ------------     -------------

      Net loss                            $ (2,245,000)    $ (2,610,000)    $ (5,139,000)    $ (5,875,000)    $ (45,904,000)
                                          ============     ============     ============     ============     =============

Basic and diluted net loss per share      $      (0.04)    $      (0.06)    $      (0.10)    $      (0.13)    $       (1.64)
                                          ============     ============     ============     ============     =============

Weighted average number of shares
outstanding used in calculation             50,212,124       45,250,386       49,776,718       44,489,083        28,058,991


                             See notes to unaudited condensed consolidated financial statements

                                                             3






                                                 MicroIslet, Inc.
                                           (A Development Stage Company)
                            Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                   August 21, 1998
                                                                        Six Months Ended               (Date of
                                                                             June 30,               Inception) to
                                                                      2007             2006         June 30, 2007
                                                                  ------------     ------------     -------------
Cash flows from operating activities:
  Net loss                                                        $ (5,139,000)    $ (5,875,000)    $(45,904,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Warrant compensation expense                                            --               --        5,147,000
    Amortization of related party loan discount                        143,000               --          285,000
    In-process research and development
      acquired for common stock                                             --               --        2,068,000
    Late registration portion of legal settlement
      paid with shares of common stock                                      --           19,000           40,000
    Late registration damages paid with shares of common stock              --          106,000          106,000
    Stock-based compensation                                           320,000        1,010,000        4,414,000
    Depreciation and amortization                                       58,000           55,000          420,000
    Loss on disposal of equipment                                           --               --           18,000
Changes in operating assets and liabilities:
  Deposits and other assets                                              1,000            5,000          (62,000)
  Grant receivable                                                          --           52,000               --
  Other receivables                                                    (88,000)         128,000          (93,000)
  Prepaid expenses                                                     253,000         (446,000)        (186,000)
  Other current assets                                                  64,000               --               --
  Accounts payable and accrued expenses                               (153,000)        (463,000)         854,000
  Accrued interest on related party loans                               87,000               --           87,000
                                                                  ------------     ------------     ------------

    Net cash used in operating activities                           (4,454,000)      (5,409,000)     (32,806,000)
                                                                  ------------     ------------     ------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                              --               --            1,000
  Purchases of property and equipment                                   (1,000)          (4,000)        (599,000)
  Patent costs                                                              --               --           (7,000)
                                                                  ------------     ------------     ------------

    Net cash used in investing activities                               (1,000)          (4,000)        (605,000)
                                                                  ------------     ------------     ------------
Cash flows from financing activities:
  Payments made on capital lease obligation                            (18,000)         (16,000)         (64,000)
  Proceeds from loans from related party                             3,000,000               --        3,525,000
  Repayment of loans from related parties                                   --               --          (25,000)
  Proceeds from sale of common stock, net of offering costs            977,000          (52,000)      26,477,000
  Proceeds from exercise of stock options and warrants                      --        2,270,000        4,663,000
  Proceeds from sale of preferred stock                                     --               --          186,000
                                                                  ------------     ------------     ------------

    Net cash provided by financing activities                        3,959,000        2,202,000       34,762,000
                                                                  ------------     ------------     ------------

    Net change in cash and cash equivalents                           (496,000)      (3,211,000)       1,351,000

Cash and cash equivalents at beginning of period                     1,847,000        4,519,000               --
                                                                  ------------     ------------     ------------

Cash and cash equivalents at end of period                        $  1,351,000     $  1,308,000     $  1,351,000
                                                                  ============     ============     ============


                        See notes to unaudited condensed consolidated financial statements

                                                        4






                                                 MicroIslet, Inc.
                                           (A Development Stage Company)
                            Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                   August 21, 1998
                                                                        Six Months Ended               (Date of
                                                                             June 30,               Inception) to
                                                                      2007             2006         June 30, 2007
                                                                  ------------     ------------     -------------

Supplemental disclosure of cash flow information:
Interest paid                                                     $     2,000      $         --     $      16,000

Income taxes paid                                                       2,000             2,000            13,000

Supplemental disclosures of non-cash investing and
  financing activities:
  Common stock issued in relation to legal settlement                      --           304,000           304,000
  Conversion of loan from related party to stock                           --                --           510,000
  In-process research and development acquired for
    common stock                                                           --                --         2,068,000
  Common stock issued as commission for offering of
    common stock                                                           --                --           316,000
  Relative fair value of warrants issued to related
    party in debt transactions                                        362,000                --           504,000
  Compensation paid with warrant related to reverse merger                 --                --         3,478,000
  Common stock issued to founders                                          --                --           (12,000)
  Shares issued pursuant to investment banking agreement                   --                --          (200,000)
  Common stock issued related to reverse merger                            --                --        20,450,000
  Assets acquired under capital lease                                      --                --           106,000


                        See notes to unaudited condensed consolidated financial statements

                                                        5

                                MICROISLET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The interim condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to June 30, 2007.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2006 and 2005, and related notes thereto included in Form 10-KSB filed with the SEC on April 2, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited condensed consolidated results of operations for the period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5.1 million and $10.7 million and negative operating cash flows of $4.5 million and $9.5 million for the first six months of 2007 and the full year 2006, respectively, and had an accumulated deficit of $45.9 million as of June 30, 2007. As of that date, the Company had negative working capital of $1.6 million and its cash position was $1.4 million. Management has projected that cash on hand will be sufficient to allow the Company to continue its current operations only into September 2007. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements.

The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES." As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007. As of January 1, 2007, due to the carry forward of unutilized net operating losses ("NOL") and research and development ("R&D") credits, the Company is subject to U.S. Federal Income Tax examinations for the tax years 1998 through 2006, and to state income tax examinations for the tax years 1999 through 2006. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007.

The adoption of FIN 48 did not impact the Company's consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $17.8 million. The deferred tax assets are primarily composed of federal and state tax NOL carryforwards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined when such ownership changes may have occurred for tax purposes. The Company plans to complete a Section 382/383 analysis regarding the limitation of the NOL and R&D credits carryforwards within the next six months. The Company will update its unrecognized tax benefits under FIN 48 to reflect this analysis, but at this time, the Company cannot estimate the amount of any change. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the full valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, the Company does not believe that its adoption will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

NOTE 2 - SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT," ("SFAS 123R") which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company implemented SFAS 123R on January 1, 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of June 30, 2007, there were 5,409,575 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan ("2005 Plan"). The Company has no awards with market or performance conditions. All options granted under the 2005 Plan through June 30, 2007, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. A portion of certain options granted under the 2005 Plan have vested immediately. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares.

The Company adopted the provisions of SFAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), as modified for SFAS 123R purposes to include estimated forfeitures.

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion ("APB") No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations, as permitted by FAS 123.

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

The Company has been operating at a loss since inception and expects to continue incurring losses throughout 2007. The Company has an NOL carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of June 30, 2007. Since the Company does not have sufficient taxable income in the six months ended June 30, 2007, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with SFAS 123R and since the Company has an NOL carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all share-based awards recognized under SFAS 123R, for the three and six months ended June 30, 2007 and 2006 were comprised of the following:

                                       Three Months Ended            Six Months Ended
                                    ------------------------    ------------------------
                                       2007          2006          2007          2006
                                    ----------    ----------    ----------    ----------
      Research and development      $   41,000    $  128,000    $  156,000    $  381,000
      General and administrative        35,000       171,000       164,000       629,000
                                    ----------    ----------    ----------    ----------
          Total                     $   76,000    $  299,000    $  320,000    $1,010,000
                                    ==========    ==========    ==========    ==========

Determining Fair Value

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

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock. Based on SAB 107, the volatility of the Company's common stock should be measured over the expected term of the options. The Company has been publicly traded since January 2002, but management has concluded that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the grant date of the options. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

FORFEITURES. The Company uses historical data of the Company and the peer group to estimate pre-vesting option forfeitures. The Company's estimate uses a combination of historical forfeiture rates found in the peer group, historical rates found at the Company, and the Company's measured turnover rates for employees and directors/senior management. As required by SFAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest.

The Company used the following assumptions to estimate the fair value of employee options granted for the three and six months ended June 30:

                                           Three Months Ended                  Six Months Ended
                                     -----------------------------      -----------------------------
                                         2007             2006              2007             2006
                                     ------------     ------------      ------------     ------------
Average expected term (years)            5.5              4.5                5.5             4.5
Expected volatility                     80.0%            77.0%              80.0%           77.0%
Risk-free interest rate                  4.6%             5.0%               4.6%            5.0%
Expected dividend yield                   --               --                 --              --
Forfeiture rate                          5.0%             5.0%               5.0%            5.0%

Stock Options

The following summary presents the options granted, exercised, expired, cancelled, forfeited, and outstanding during the six months ended June 30, 2007:

                                                                                Weighted
                                                                  Weighted       Average
                                                    Number of      Average      Remaining      Aggregate
                                                     Option       Exercise     Contractual     Intrinsic
                                                     Shares         Price      Life (Years)      Value
                                                  ------------   ----------   -------------   -----------
Outstanding at December 31, 2006                     4,390,241   $     1.56                   $   550,000
Granted                                                475,000         0.46
Exercised                                                   --
Forfeited, cancelled, and expired                   (1,378,445)        1.85
                                                  ------------
Outstanding at June 30, 2007                         3,486,796         1.30        6.5            185,000
                                                  ============
Vested or expected to vest at June 30, 2007          3,372,078         1.35        6.3            172,000
                                                  ============
Exercisable at June 30, 2007                         3,192,379         1.35        6.2            169,000
                                                  ============

The aggregate intrinsic value of options outstanding at June 30, 2007, is calculated as the difference between the respective exercise prices of the underlying options and the market price of the Company's common stock for the 1,356,931 shares that had exercise prices that were lower than the $0.47 market price of the Company's common stock at June 30, 2007.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and six months ended June 30, 2007 and 2006, as the inclusion of 13,673,098 and 13,121,873 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - LOANS FROM RELATED PARTY NET OF UNAMORTIZED DISCOUNT

On January 12, 2007, John J. Hagenbuch, the Company's former Chairman, lent the Company $2 million under the terms of an unsecured subordinated promissory note. All outstanding principal and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008, or upon an "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based on American Stock Exchange approval, which approval was no longer necessary due to the removal of the Company's common stock from the American Stock Exchange. Such warrant is now fully exercisable. Mr. Hagenbuch is the beneficial owner of approximately 9.6% of the Company's common stock, including this new warrant.

In accordance with Accounting Principles Board ("APB") No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS", the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant was estimated to be $268,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.765%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as paid-in capital and a corresponding debt discount.

On May 15, 2007, Mr. Hagenbuch lent the Company an additional $1 million under the terms of an unsecured promissory note. All outstanding principal and simple interest at the prime rate as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008 or upon an "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty. The terms of the note restrict the Company from incurring senior indebtedness or pledging its intellectual property.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share. Mr. Hagenbuch is the beneficial owner of approximately 9.6% of the Company's common stock, including this new warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the warrant is estimated to be $94,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.71%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between debt and warrant was accounted for as paid-in capital and a corresponding debt discount.

The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and six months ended June 30, 2007, the Company amortized $85,000 and $143,000, respectively, related to the debt discounts, which is recorded as interest expense in the accompanying condensed consolidated statements of operations.

Total interest expense (including amortization of debt discounts) related to the loans from related party was $136,000 and $230,000, respectively, for the three and six months ended June 30, 2007.

NOTE 5 - PRIVATE PLACEMENT

In June 2007, the Company entered into a securities purchase agreement with selected accredited investors, pursuant to which the Company agreed to issue and sell 2,612,500 shares of its common stock for cash at a purchase price of $0.40 per share. In connection with this financing, the Company issued warrants to each investor, which are exercisable, commencing on the one-year anniversary of the closing date until the six-year anniversary of the closing date, for an aggregate of 1,306,250 shares of the Company's common stock at an exercise price of $0.60 per share. Pursuant to the securities purchase agreement, the purchasers of a majority of the shares had the right to nominate up to four directors to serve on the Company's board of directors. The purchasers nominated the following four individuals who now serve on the board: Ronald Katz, Keith B. Hoffman, Ph.D., Jonathan R. T. Lakey, Ph.D., M.S.M., and Michael J. Andrews.

In connection with this financing, the Company entered into a registration Rights agreement pursuant to which the Company has agreed to register for resale The shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants on the next registration statement filed with the SEC relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans. If the SEC requires the Company to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, the Company is obligated to issue to each holder as liquidated damages a warrant exercisable from and after the date one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of its common stock equal to 4% of the number of shares held by the holder which were required to be omitted.

NOTE 6 - LEGAL PROCEEDINGS

In January 2007 the Company received a demand letter from an attorney stating he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that the Company and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. MicroIslet's insurance carriers have been notified of the demand letter; however, no lawsuit has yet been filed by these shareholders.

On March 16, 2007, the Company, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the Court that the Company, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. The Company has not received a response to the DLR. No amounts have been accrued related to this litigation.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.

NOTE 7 - LIQUIDATED DAMAGES TO INVESTORS IN DECEMBER 2005 FINANCING

In connection with a private placement of common shares and warrants in December 2005, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. In April 2007, the Company notified the investors that the registration statement which registered such shares for resale was no longer available, and accordingly, the Company became subject to liquidated damages beginning May 20, 2007. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available. We are permitted to pay any such liquidated damages in cash or in shares of our common stock at our election. If we elect to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. We are required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

In March 2006, a committee of the Board of Directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through June 30, 2007, liquidated damages of $24,000 had accrued, and the Company will discharge such obligation through the issuance of 57,773 shares of common stock. Liquidated damages are expected to continue to accrue at approximately $17,000 per month until the Company files and the Securities and Exchange Commission declares effective a post-effective amendment to the registration statement containing updated financing and other information concerning the Company. The Company intends to pay such amounts by issuing shares of its common stock in accordance with the March 2006 authorization.

NOTE 8 - SUBSEQUENT EVENTS

Restructuring

In May 2007, the Company's Board of Directors determined to change the Company's strategy to initiate xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing the Company's proprietary and patented islet cell transplantation technologies. In adopting this new strategy, the Company undertook an additional reduction of its present workforce from 15 to 7 employees in July 2007. Estimated severance and other related costs of $165,000 in connection with the July 2007 reductions were not accrued at June 30, 2007.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in the future as we progress in our research and development programs. At June 30, 2007, we had an accumulated deficit of $45.9 million. We do not expect to produce revenues from operations in the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to initiate human clinical trials overseas as soon as practical after appropriate regulatory approvals. We believe it will be necessary for us to obtain evidence of the safety and efficacy of our approach in humans in order to advance to subsequent milestones.

We have incurred net losses of $5.1 million and $10.7 million and negative operating cash flows of $4.5 and $9.5 million for the first six months of 2007 and the full year 2006, respectively, and had an accumulated deficit of $45.9 million as of June 30, 2007. As of that date we had negative working capital of $1.6 million and our cash position was $1.4 million. We have projected that cash on hand will be sufficient to allow us to continue our current operations only into September 2007. These matters raise substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006. Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include the following:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Significant estimates include those necessary to compute the grant date fair value of stock-based awards recognized as compensation expense in accordance with the provisions of SFAS 123R. See "Stock-Based Compensation" below.

Grant Revenue

We recognize grant revenue as qualifying research expenses are incurred.

Stock-Based Compensation

In December 2004, FASB issued SFAS 123R "SHARE-BASED PAYMENT," which is a revision of SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" and amends SFAS No. 95 "STATEMENT OF CASH FLOWS." SFAS 123R supersedes APB Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The standard was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements has increased our losses. The estimation of option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

Allocation of Costs

We allocate certain indirect costs associated with support activities such as the rent, utilities, and certain salaries for facilities. These costs are allocated between research and development expense and general and administrative expense based on a formula using square footage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

RESULTS OF OPERATIONS

Grant revenue of $349,000 for the six months ended June 30, 2007, as compared to $295,000 for the six months ended June 30, 2006, is derived from a three year $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institutes of Health ("NIH"). The grant is being used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. The increase of $54,000 reflects additional expenses incurred by us and reimbursable by the NIH.

General and administrative expenses decreased $373,000 to $717,000 for the three months ended June 30, 2007, compared to $1,090,000 for the same period in 2006, and decreased $934,000 to $1,722,000 for the six months ended June 30, 2007, compared to $2,656,000 for the same period in 2006. The decreases were due to lower salaries and fees paid to senior management, offset by temporary consulting fees to fill open positions, decreased travel expenses incurred by former executives, decreased legal expenses, decreased stock issuances to certain stockholders resulting from contractual liquidated damages owed them, and decreased stock-based compensation. We expect general and administrative expenses to decrease for the remainder of 2007 due to staff reductions in May and July 2007.

Research and development expenses decreased $286,000 to $1,411,000 for the three months ended June 30, 2007, from $1,697,000 in the same period in 2006, and decreased $4,000 to $3,571,000 for the six months ended June 30, 2007, from $3,575,000 in the same period in 2006. The decrease was due to decreased salaries and benefits and stock based-compensation, offset by increased costs from our collaboration with UC Davis and other research facilities and related supplies.

Our net loss was $2,245,000, or $0.04 per share, for the three months ended June 30, 2007, compared with a net loss of $2,610,000 or $0.06 per share, for the same period in 2006. Our net loss was $5,139,000 or $0.10 per share for the six months ended June 30, 2007, compared with a net loss of $5,875,000 or $0.13 per share, for the same period in 2006. Our loss from August 21, 1998 (Date of Inception) to June 30, 2007 was $45.9 million. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2007, have netted approximately $26.5 million, and to a lesser degree, through short-term debt, grant funding, and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

At June 30, 2007, we had negative working capital of $1.6 million and our combined cash and cash equivalents totaled approximately $1.4 million compared to $1.8 million at December 31, 2006. The primary uses of cash and cash equivalents during the six months ended June 30, 2007, included $4.5 million to finance our operations and working capital requirements. The primary sources of cash during the six months ended June 30, 2007, were two loans totaling $3 million from our former chairman, John J. Hagenbuch, as well as net proceeds of approximately $1.0 million from the sale of common stock in a private placement.

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

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only into September 2007.

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

PLAN OF OPERATION

On May 10, 2007, the Board of Directors, upon management's recommendation, authorized a new business strategy whereby we would initiate xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. In adopting this new strategy, we undertook a company restructuring to reduce our operating expenses and shrink our present workforce from 22 to 15 employees. In July 2007, we reduced our workforce by an additional seven employees. Total costs incurred in connection with these workforce reductions was approximately $250,000 of which $85,000 was recorded during the six months ended June 30, 2007.

We are presently addressing the steps necessary to launch such clinical trials. We will need additional resources and capital in order to implement this plan, including the retention of consultants who have experience in operating clinical trials outside the United States. Our new strategy will also depend on continuing positive scientific data from our present primate studies and other ongoing animal research. We plan to meet with the Food and Drug Administration ("FDA") to discuss shifting our efforts away from the allotransplantaion trials discussed at our pre-IND meeting in December 2006. During that pre-IND meeting we discussed our ultimate intention to submit an IND for a xenograft clinical trial. We believe that much of the data we have collected and continue to accumulate may be applicable to this new IND.

RECENT DEVELOPMENTS

Over the last year our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification, and encapsulation. We have filed and will continue to file applications with the U.S. Patent and Trademark Office to protect our intellectual property, as appropriate.

In May 2007 we adopted a new strategy to accelerate the clinical testing of our xenograft MicroIslet-P(TM) product through international clinical trials. We intend to finalize our international clinical trial plans after consultation with the FDA and appropriate foreign regulatory agencies. We plan to follow up international testing with domestic clinical trials. All international work will be conducted under Good Clinical Practices and will utilize only Designated Pathogen Free ("DPF") porcine tissue.

We have taken the following corporate development actions toward execution of our new strategy:

      o We are in negotiations with a U.S. contract manufacturing organization for islet isolation and encapsulation in their cGMP (Current Good Manufacturing Practices) registered facility.

      o We are preparing for a pre-IND meeting with the FDA in the fourth quarter of 2007 to update the FDA on our revised strategy and to coordinate our international plans to maximize the applicability of data to the planned IND filing for U.S. trials.

      o We have signed our first non-binding Memorandum of Understanding with a facility in Ahmedabad, India for clinical testing of our MicroIslet-PTM encapsulated islet preparation in patients with type 1 diabetes.

      o We have submitted applications for a total of approximately $1.7 million in new grants for terms starting in 2007 and 2008.


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

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY INTO SEPTEMBER 2007. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS OR WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Currently, we are in need of immediate, substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any finalized commitments for funding. As a result, we may not be able to obtain funding or implement any strategic options in the future. Our remaining cash and cash equivalents as of July 31, 2007, was approximately $700,000. We believe that our currently available working capital is insufficient to enable us to continue our operations at their present scope after September 2007. In the event adequate capital is not raised we will have to substantially curtail or cease operations until we are able to raise additional capital. If we cease to continue as a going concern, due to lack of funding or otherwise, you may lose your entire investment in our company.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE ANTICIPATE FUTURE LOSSES.

We have experienced significant operating losses in each period since our inception. As of June 30, 2007, we had incurred total accumulated losses of $45.9 million, we had negative working capital of $1.6 million, and our cash and cash equivalents was $1.4 million. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR SIGNIFICANT OPERATING LOSSES, ACCUMULATED DEFICIT AND CASH POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements only into September 2007. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, and preclinical studies and trials. These factors raise substantial doubt about our ability to continue as a going concern. Our previous independent registered public accounting firm has included in its report on our 2006 audited financial statements an explanatory paragraph which indicates that there are matters that raise substantial doubt regarding our ability to continue as a going concern.

THE RECENT DECISION BY OUR BOARD OF DIRECTORS TO CHANGE OUR COMPANY'S STRATEGY TO PURSUE OVERSEAS CLINICAL TRIALS MAY NOT BE ENOUGH TO REDUCE OUR EXPENSES, GENERATE REVENUE, AND CONTINUE AS A GOING CONCERN.

On May 10, 2007, our Board of Directors determined that we will change our strategy to initiate xenograft clinical trials in locations outside of the United States. This change in strategy is intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. We have not yet assembled the network of consultants, suppliers, collaborators, and strategic partners that will be necessary to undertake clinical trials in a foreign country and we may not be able to successfully execute this strategy. Our restructuring strategy may not reduce our burn rate sufficiently to allow us to continue as a going concern. The expected shortening of our time lines may not occur and therefore we may not generate revenue earlier than we would otherwise.

OUR COMMON STOCK WAS REMOVED FROM LISTING ON THE AMERICAN STOCK EXCHANGE AND, THEREFORE, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED AND THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED.

On May 10, 2007, our common stock was removed from listing on the American Stock Exchange ("Amex"), which could limit investors' abilities to make transactions in our common stock.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

In August 2006, we completed a private placement to accredited investors of 2,552,061 shares of common stock and warrants to purchase 1,403,634 shares of common stock for net proceeds of approximately $3.7 million. Myron A. Wick, III, one of our former directors; D-W Investments LLC, an entity affiliated with Mr. Wick; and an individual affiliated with our interim Chief Financial Officer, participated in this private placement. We received a total of $633,500 in gross proceeds from them. On January 12, 2007, John J. Hagenbuch, our former Chairman and a significant stockholder of our company, lent us $2 million under the terms of an unsecured subordinated promissory note. On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. Mr Hagenbuch and Mr. Wick are no longer directors. We may not be able to obtain capital from them, or any related parties, in the future.

None of our other officers, directors, or other stockholders are under any obligation to continue to provide cash to meet our future liquidity needs.

AS A RESULT OF OUR RESTRUCTURING AND OUR REDUCTIONS IN WORKFORCE, WE MAY BE UNABLE TO HIRE QUALIFIED PERSONNEL IN THE FUTURE AND OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY NEVER RECOVER.

Our success is substantially dependent on the cooperation, retention and performance of our key scientific and technical personnel and advisers. Our scientific and technical staff is comprised of a small number of individuals, and some of these individuals have worked with us for four or more years. We recently reduced our workforce from 22 to 7 employees. The loss of the services of any of our scientific or technical staff, for financial or other reasons, may significantly delay or prevent the achievement of product development and other business objectives and could negatively or permanently impact our business, operating results, and financial condition in the future. Our future success may be dependent upon our ability to hire back key personnel, which may not be possible, or upon our ability to recruit and train replacement personnel, which could be time consuming, and may not be possible in a reasonable time frame.

ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

No changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T).  CONTROLS AND PROCEDURES

Not Applicable

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2007 we received a demand letter from an attorney stating he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter, however, no lawsuit has yet been filed by these shareholders.

On March 16, 2007, we, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the Court that we, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian, and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. We have not received a response to the DLR.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we incurred liquidated damages of $24,000, which the Company will discharge through the issuance of 57,773 shares of common stock. See Note 7 to the Condensed Consolidated Financial Statements. These shares are offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend will be placed on the shares issued.

ITEM 5.  OTHER INFORMATION

On August 15, 2007, we filed with the Securities and Exchange Commission a Form 12b-25 reporting the Company's expected net loss for the three and six months ended June 30, 2007. The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Items 2.02 and 9.01. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  EXHIBITS

Exhibit No.    Document Description
-----------    --------------------

10.1 Unsecured Subordinated Promissory Note dated May 15, 2007 (incorporated by reference to Exhibit 99.1 on Form 8-K filed on May 16, 2007).

10.2 Warrant Agreement dated May 16, 2007 (incorporated by reference to Exhibit 99.2 on Form 8-K filed on May 16, 2007).

10.3 Securities Purchase Agreement dated June 20, 2007 (incorporated by reference to Exhibit 99.1 on Form 8-K dated June 21, 2007).

10.4 Registration Rights Agreement dated June 20, 2007 (incorporated by reference to Exhibit 99.2 on Form 8-K dated June 21, 2007).

10.5 Warrant Agreement dated June 20, 2007 (incorporated by reference to Exhibit 99.3 on Form 8-K dated June 21, 2007).

10.6           Summary of Certain Compensation Arrangements.*

31.1           Certification of Chief Executive Officer as required pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1 Form 12b-25 (incorporated by reference to Form 12b-25 filed on August 15, 2007).

____________________
* Filed herewith.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MICROISLET, INC.

August 20, 2007                     /s/ Michael J. Andrews
                                    --------------------------------------------
                                    Michael J. Andrews
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

August 20, 2007                     /s/ Kevin A. Hainley
                                    --------------------------------------------
                                    Kevin A. Hainley
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)