Form 10QSB
period 2007-09-30
MICROISLET INC
filed 2007-11-19
CIK 1092050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                 YES / / NO /X/

At November 16, 2007, 54,494,897 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                                          PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  MicroIslet, Inc.
                                           (A Development Stage Company)
                                       Condensed Consolidated Balance Sheets


                                                                                 September 30,      December 31,
                                                                                     2007                2006
                                                                                ---------------    ---------------
                                                                                  (unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents                                               $       808,000   $      1,847,000
        Grant receivables                                                               248,000                 --
        Other receivables                                                                89,000              5,000
        Prepaid expenses                                                                144,000            438,000
        Other current assets                                                              1,000             64,000
                                                                                ---------------    ---------------

                Total current assets                                                  1,290,000          2,354,000
                                                                                ---------------    ---------------

Property and equipment, net                                                             211,000            295,000
Patents, net                                                                             16,000             17,000
Deposits and other assets                                                                50,000             51,000
                                                                                ---------------    ---------------

                Total assets                                                    $     1,567,000    $     2,717,000
                                                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
        Accounts payable                                                        $       120,000    $       292,000
        Accrued payroll                                                                  25,000             79,000
        Accrued research and development and other expenses                             591,000            101,000
        Current portion of capital lease obligation                                      33,000             36,000
        Loans from related parties (including accrued interest of
          $152,000), net of unamortized discount of $246,000                          3,906,000                 --
                                                                                ---------------    ---------------

                Total current liabilities                                             4,675,000            508,000
Capital lease obligation - net of current portion                                            --             25,000
                                                                                ---------------    ---------------

                Total liabilities                                                     4,675,000            533,000
                                                                                ---------------    ---------------
Commitments and contingencies

Stockholders' Equity (Deficit)
        Common stock - $.001 par value:  100,000,000 shares authorized;
          51,953,801 and 49,341,301 shares issued and outstanding
          at September 30, 2007 and December 31, 2006, respectively                      52,000             49,000
        Additional paid-in capital                                                   44,804,000         42,900,000
        Deficit accumulated during the development stage                            (47,964,000)       (40,765,000)
                                                                                ---------------    ---------------

                Total stockholders' equity (deficit)                                 (3,108,000)         2,184,000
                                                                                ---------------    ---------------

                Total liabilities and stockholders' equity (deficit)            $     1,567,000    $     2,717,000
                                                                                ===============    ===============


                         See notes to unaudited condensed consolidated financial statements




                                                          MicroIslet, Inc.
                                                    (A Development Stage Company)
                                     Condensed Consolidated Statements of Operations (unaudited)


                                                                                                                        August 21,
                                                                                                                      1998 (Date of
                                                       Three Months Ended                 Nine Months Ended           Inception) to
                                                          September 30,                     September 30,             September 30,
                                                      2007             2006             2007             2006             2007
                                                 --------------   --------------   --------------   --------------   --------------

Grant revenue                                    $      292,000   $      187,000   $      641,000   $      482,000   $   1,835,000
                                                 --------------   --------------   --------------   --------------   -------------

Operating expenses:
    Research and development expenses                 1,569,000        1,763,000        5,140,000        5,338,000      28,142,000
    General and administrative expenses                 618,000          693,000        2,340,000        3,349,000      21,533,000
                                                 --------------   --------------   --------------   --------------   -------------
        Total operating expenses                     (2,187,000)      (2,456,000)      (7,480,000)      (8,687,000)    (49,675,000)
                                                 --------------   --------------   --------------   --------------   -------------
        Loss from operations                         (1,895,000)      (2,269,000)      (6,839,000)      (8,205,000)    (47,840,000)
                                                 --------------   --------------   --------------   --------------   -------------

Other income (expense):
    Interest income                                      10,000           35,000           52,000          100,000         499,000
    Interest expense                                   (175,000)              --         (410,000)              --        (596,000)
    Other expense                                            --               --           (2,000)          (4,000)        (27,000)
                                                 --------------   --------------   --------------   --------------   -------------
        Total other income (expense), net              (165,000)          35,000         (360,000)          96,000        (124,000)
                                                 --------------   --------------   --------------   --------------   -------------

        Net loss                                 $   (2,060,000)  $   (2,234,000)  $   (7,199,000)  $   (8,109,000)  $  (47,964,000)
                                                 ==============   ==============   ==============   ==============   ==============

Basic and diluted net loss per share             $        (0.04)  $        (0.05)  $        (0.14)  $        (0.18)  $        (1.67)
                                                 ==============   ==============   ==============   ==============   ==============

Weighted average number of shares
outstanding - basic and diluted                      51,953,801       47,504,786       50,502,412       45,494,317       28,716,646


                                 See notes to unaudited condensed consolidated financial statements




                                                          MicroIslet, Inc.
                                                    (A Development Stage Company)
                                     Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                                       August 21,
                                                                                                                     1998 (Date of
                                                                                       Nine Months Ended             Inception) to
                                                                                          September 30,              September 30,
                                                                                    2007                2006              2007
                                                                               ---------------    ---------------   ---------------
Cash flows from operating activities:
     Net loss                                                                  $    (7,199,000)   $    (8,109,000)  $   (47,964,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Warrant compensation expense                                                       --                 --         5,147,000
         Amortization of related parties loan discount                                 254,000                 --           396,000
         In-process research and development
           acquired for common stock                                                        --                 --         2,068,000
         Late registration portion of legal settlement
           paid with shares of common stock                                                 --             23,000            40,000
         Late registration damages paid with shares of
           common stock                                                                     --            106,000           106,000
         Stock-based compensation                                                      431,000          1,258,000         4,525,000
         Depreciation and amortization                                                  86,000             82,000           448,000
         Loss on disposal of equipment                                                      --                 --            18,000
Changes in operating assets and liabilities:
     Deposits and other assets                                                           1,000              5,000           (62,000)
     Grant receivables                                                                (248,000)           (93,000)         (248,000)
     Other receivables                                                                 (84,000)           119,000           (89,000)
     Prepaid expenses                                                                  294,000           (102,000)         (145,000)
     Other current assets                                                               63,000                 --            (1,000)
     Accounts payable and accrued expenses                                             264,000           (571,000)        1,271,000
     Accrued interest on related party loans                                           151,000                 --           151,000
                                                                               ---------------    ---------------   ---------------

         Net cash used in operating activities                                      (5,987,000)        (7,282,000)      (34,339,000)
                                                                               ---------------    ---------------   ---------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                           --                 --             1,000
     Purchases of property and equipment                                                (1,000)           (16,000)         (599,000)
     Patent costs                                                                           --                 --            (7,000)
                                                                               ---------------    ---------------   ---------------

         Net cash used in investing activities                                          (1,000)           (16,000)         (605,000)
                                                                               ---------------    ---------------   ---------------
Cash flows from financing activities:
     Payments made on capital lease obligation                                         (28,000)           (24,000)          (74,000)
     Proceeds from loans from related parties                                        4,000,000                 --         4,525,000
     Repayment of loans from related parties                                                --                 --           (25,000)
     Proceeds from sale of common stock, net of offering costs                         977,000          3,712,000        26,477,000
     Proceeds from exercise of stock options and warrants                                   --          2,452,000         4,663,000
     Proceeds from sale of preferred stock                                                  --                 --           186,000
                                                                               ---------------    ---------------   ---------------

         Net cash provided by financing activities                                   4,949,000          6,140,000        35,752,000
                                                                               ---------------    ---------------   ---------------

         Net change in cash and cash equivalents                                    (1,039,000)        (1,158,000)          808,000

Cash and cash equivalents at beginning of period                                     1,847,000          4,519,000                --
                                                                               ---------------    ---------------   ---------------

Cash and cash equivalents at end of period                                     $       808,000    $     3,361,000   $       808,000
                                                                               ===============    ===============   ===============


                                 See notes to unaudited condensed consolidated financial statements




                                MicroIslet, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (unaudited)



                                                                                                                       August 21,
                                                                                                                     1998 (Date of
                                                                                       Nine Months Ended             Inception) to
                                                                                          September 30,              September 30,
                                                                                    2007                2006              2007
                                                                               ---------------    ---------------   ---------------

Supplemental disclosure of cash flow information:
Interest paid                                                                  $         2,000    $            --   $        16,000
                                                                               ===============    ===============   ===============
Income taxes paid                                                              $         2,000    $         4,000   $        13,000
                                                                               ===============    ===============   ===============

Supplemental disclosures of non-cash investing and financing activities:
      Common stock issued in relation to legal settlement                      $            --    $       304,000   $       304,000
      Conversion of loan from related party to stock                                        --                 --   $       510,000
      In-process research and development acquired for common stock                         --                 --   $     2,068,000
      Common stock issued as commission for offering of
        common stock                                                                        --                 --   $       316,000
      Relative fair value of warrants issued to related party in debt          $       499,000                 --   $       641,000
        transactions
      Compensation paid with warrant related to reverse merger                              --                 --   $     3,478,000
      Common stock issued to founders                                                       --                 --   $       (12,000)
      Shares issued pursuant to investment banking agreement                                --                      $      (200,000)
      Common stock issued related to reverse merger                                         --                 --   $    20,450,000
      Assets acquired under capital lease                                                   --                 --   $       106,000


                                 See notes to unaudited condensed consolidated financial statements

                                                                 5

                                MICROISLET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of MicroIslet, Inc., a Nevada corporation ("MicroIslet" or the "Company"), have been prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit and, in the Company's opinion, reflect all adjustments necessary to present fairly the Company's financial position and results of operations. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. The financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 to September 30, 2007.

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

The unaudited condensed consolidated results of operations for the period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $7.2 million and $10.7 million and negative operating cash flows of $6.0 million and $9.5 million for the first nine months of 2007 and the full year 2006, respectively, and had an accumulated deficit of $48.0 million as of September 30, 2007. As of that date, the Company had negative working capital of $3.4 million and its cash position was $808,000. Management has projected that cash on hand will be sufficient to allow the Company to continue its current operations only into January 2008. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The adoption of FIN 48 did not impact the Company's consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $17.8 million. The deferred tax assets are primarily composed of federal and state tax NOL carryforwards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company's net deferred tax asset. Additionally, the future utilization of the Company's NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined when such ownership changes may have occurred for tax purposes. The Company plans to complete a Section 382/383 analysis regarding the limitation of the NOL and R&D credits carryforwards within the next four months. The Company will update its unrecognized tax benefits under FIN 48 to reflect this analysis, but at this time, the Company cannot estimate the amount of any change. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the full valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate.

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

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES." The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY", and FASB Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company believes that it is properly accounting for its registration rights agreements in accordance with this FSP (see Notes 5 and 7).

NOTE 2 - SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT," ("SFAS 123R") which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company implemented SFAS 123R on January 1, 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of September 30, 2007, there were 7,104,228 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan ("2005 Plan"). The Company has no awards with market or performance conditions. All options granted under the 2005 Plan through September 30, 2007, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. A portion of certain options granted under the 2005 Plan have vested immediately. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares.

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

Prior to January 1, 2006, the Company accounted for these share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion ("APB") No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations, as permitted by SFAS 123.

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

The Company has been operating at a loss since inception and expects to continue incurring losses throughout 2007. The Company has an NOL carryforward and has provided for a full valuation allowance against its deferred income tax assets recorded as of September 30, 2007. Since the Company does not have sufficient taxable income in the nine months ended September 30, 2007, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the quarter and that ordinarily would have resulted in a future tax deduction. In accordance with SFAS 123R and since the Company has an NOL carryforward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all share-based awards recognized under SFAS 123R, for the three and nine months ended September 30, 2007 and 2006 was comprised of the following:

                                            Three Months Ended            Nine Months Ended
                                            2007          2006            2007          2006
                                        ------------  ------------    ------------  ------------
      Research and development          $     34,000  $    123,000    $    190,000  $    517,000
      General and administrative              77,000       107,000         241,000       741,000
                                        ------------  ------------    ------------  ------------
          Total                         $    111,000  $    230,000    $    431,000  $  1,258,000
                                        ============  ============    ============  ============

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

The Company used the following assumptions to estimate the fair value of employee options granted for the three and nine months ended September 30:

                                            Three Months Ended             Nine Months Ended
                                            2007          2006            2007          2006
                                        ------------  ------------    ------------  ------------
Average expected term (years)                4.5           4.5             4.7           4.5
Expected volatility                         80.0%         77.0%           80.0%         77.0%
Risk-free interest rate                      4.9%          5.0%            4.8%          5.0%
Expected dividend yield                       --            --              --            --
Forfeiture rate                             50.0%          5.0%           50.0%          5.0%

STOCK OPTIONS

The following summary presents the options granted, exercised, expired, cancelled, forfeited, and outstanding during the nine months ended September 30, 2007:

                                                                                Weighted
                                                               Weighted         Average
                                                                Average        Remaining          Aggregate
                                            Number of          Exercise     Contractual Life      Intrinsic
                                          Option Shares          Price          (Years)             Value
                                        -----------------     ----------   ------------------   -------------
Outstanding at December 31, 2006                4,390,241     $     1.56                        $          --
Granted                                         1,782,633           0.55
Exercised                                              --
Forfeited, cancelled, and expired              (3,257,359)          1.72
                                        -----------------
Outstanding at September 30, 2007               2,915,515           0.76          7.0                 337,000
                                        =================
Vested or expected to vest at
September 30, 2007                              2,142,078           0.84          6.0                 302,000
                                        =================
Exercisable at September 30, 2007               1,725,290           0.88          5.1                 284,000
                                        =================

The aggregate intrinsic value of options outstanding at September 30, 2007, is calculated as the difference between the respective exercise prices of the underlying options and the market price of the Company's common stock for the shares that had exercise prices that were lower than the $0.61 market price of the Company's common stock at September 30, 2007. The fair value of options granted and outstanding during the nine months ended September 30, 2007 is $0.36 per share.

NOTE 3 - LOSS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and nine months ended September 30, 2007 and 2006, as the inclusion of 11,821,048 and 13,630,547 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4 - LOANS FROM RELATED PARTIES NET OF UNAMORTIZED DISCOUNT

On January 12, 2007, John J. Hagenbuch, the Company's former Chairman, lent the Company $2 million under the terms of an unsecured subordinated promissory note. All outstanding principal and simple interest at the prime rate, as published in the Wall Street Journal from time to time, is due on the earlier of January 12, 2008, or upon an "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing for a purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based on American Stock Exchange approval, which approval was no longer required due to the removal of the Company's common stock from the American Stock Exchange. Such warrant is now fully exercisable. Mr. Hagenbuch is currently the beneficial owner of approximately 9.0% of the Company's common stock, including this warrant and the warrant described below.

In accordance with Accounting Principles Board No. 14 ("APB No. 14"), "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS", the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant was estimated to be $268,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.765%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as paid-in capital and a corresponding debt discount.

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

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share. Mr. Hagenbuch is the beneficial owner of approximately 9.0% of the Company's common stock, including this warrant.

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

On September 20, 2007, Peter Knobel, an existing investor, lent the Company $1 million under the terms of an unsecured subordinated promissory note. All outstanding principal and daily compounded interest at a 10% annual interest rate is due on March 31, 2008, or upon an "event of default," as defined in the agreement. The Company may prepay the note at any time without penalty.

In connection with this loan, the Company issued Mr. Knobel a 5-year detachable warrant allowing purchase for cash of up to 400,000 shares of stock at an exercise price of $0.40 per share. The warrant is first exercisable on the one year anniversary of the issue date, or upon any earlier merger or acquisition of the Company. In connection with this transaction, the Company entered into a registration rights agreement pursuant to which it agreed to register for resale the shares of common stock issuable upon exercise of the warrant on the next registration statement it files with the SEC, relating to an offering for any of its equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for its securities, or in connection with stock option or other employee benefit plans. Excluding this new warrant due to its present non-exercisability, Mr. Knobel is the beneficial owner of approximately 5.0% of the Company's common stock.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the warrant was estimated to be $137,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 5 years, a volatility rate of 80%, and a risk-free interest rate of 4.35%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as paid-in capital and a corresponding debt discount.

The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and nine months ended September 30, 2007, the Company amortized $111,000 and $254,000, respectively, related to the debt discounts, which is recorded as interest expense in the accompanying condensed consolidated statements of operations.

Total interest expense (including amortization of debt discounts) related to the loans from related parties was $175,000 and $405,000, respectively, for the three and nine months ended September 30, 2007.

NOTE 5 - PRIVATE PLACEMENT

In June 2007, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell 2,612,500 shares of its common stock for cash at a purchase price of $0.40 per share for gross proceeds of $1,045,000. In connection with this financing, the Company issued warrants to each investor, which are exercisable, commencing on the one-year anniversary of the closing date until the six-year anniversary of the closing date, for an aggregate of 1,306,250 shares of the Company's common stock at an exercise price of $0.60 per share. Also, the Company incurred legal fees in connection with the financing of approximately $68,000, which were netted with the proceeds. Pursuant to the securities purchase agreement, the purchasers of a majority of the shares had the right to nominate up to four directors to serve on the Company's board of directors. The purchasers nominated the following four individuals who now serve on the board: Ronald Katz, Keith B. Hoffman, Ph.D., Jonathan R. T. Lakey, Ph.D., M.S.M., and Michael J. Andrews.

In connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants on the next registration statement filed with the SEC, relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans. If the SEC requires the Company to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, the Company is obligated to issue to each holder as liquidated damages, a warrant exercisable from and after the date one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of its common stock equal to 4% of the number of shares held by the holder which were required to be omitted.

At September 30, 2007, the Company has not accrued for any liquidated damages related to this registration rights agreement.

NOTE 6 - LEGAL PROCEEDINGS

LITIGATION

In January 2007, the Company received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that the Company and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. MicroIslet's insurance carriers have been notified of the demand letter and as of November 16, 2007, no lawsuit has been filed by these shareholders.

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

INDEMNIFICATION OBLIGATIONS

The Company has undertaken certain indemnification obligations pursuant to which it may be required to make payments to an indemnified party in relation to certain transactions. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has agreed to indemnify lenders, sellers and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. Certain of these indemnification obligations do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. No liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

NOTE 7 - LIQUIDATED DAMAGES TO INVESTORS IN DECEMBER 2005 FINANCING

In connection with a private placement of common shares and warrants in December 2005, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. In April 2007, the Company notified the investors that the registration statement which registered such shares for resale was no longer available, and accordingly, the Company became subject to liquidated damages beginning on May 20, 2007. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available. The Company is permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If the Company elects to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. The Company is required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

In March 2006, a committee of the Board of Directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through September 30, 2007, liquidated damages of $91,000 had accrued, and the Company discharged such obligation through the issuance of 188,155 shares of common stock after September 30, 2007. Liquidated damages are expected to continue to accrue at approximately $21,000 per month until the Company files and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning the Company. The Company intends to pay such amounts by issuing shares of its common stock in accordance with the March 2006 authorization.

NOTE 8 - SUBSEQUENT EVENTS

On November 16, 2007, the Company entered into a securities purchase agreement with a private trust, pursuant to which the Company agreed to issue and sell 2,352,941 shares of its common stock for cash at a purchase price of $0.425 per share for gross proceeds of $1,000,000. In connection with this financing, the Company issued a warrant to the investor, which is exercisable, commencing on the earlier of the one-year anniversary of the closing date or the date of any of certain fundamental transactions involving the Company (including a merger, a sale of substantially all of the Company's assets, the commencement of a tender or exchange offer or a reclassification of the Company's common stock) until the six-year anniversary of the closing date, for an aggregate of 1,294,118 shares of the Company's common stock at an exercise price of $0.60 per share. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman.

Also in connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants in the next registration statement filed with the SEC, relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans. If the SEC requires the Company to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, the Company will be obligated to issue to each holder, as liquidated damages, a warrant exercisable beginning one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of its common stock equal to 4% of the number of shares held by the holder which were required to be omitted.

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

We have no products for sale and are focused on research and development activities. We have had only limited revenues from grants, and we have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in the future as we progress in our research and development programs. At September 30, 2007, we had an accumulated deficit of $48.0 million. We do not expect to produce revenues from operations in the foreseeable future, so our revenues will be limited to research grants we are able to obtain.

Our business plan for the next twelve months is to initiate human clinical trials domestically and/or internationally as soon as practical after appropriate regulatory approvals. We believe it will be necessary for us to obtain evidence of the safety and efficacy of our approach in humans in order to advance to subsequent milestones.

We have incurred net losses of $7.2 million and $10.7 million and negative operating cash flows of $6.0 and $9.5 million for the first nine months of 2007 and the full year 2006, respectively, and had an accumulated deficit of $48.0 million as of September 30, 2007. As of that date we had negative working capital of $3.4 million and our cash position was $808,000. We have projected that cash on hand will be sufficient to allow us to continue our current operations only into January 2008. These matters raise substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2006. Certain of our accounting policies require the application of management's judgment in making estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include the following:

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

STOCK-BASED COMPENSATION

In December 2004, FASB issued SFAS 123R "SHARE-BASED PAYMENT," which is a revision of SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" and which amends SFAS No. 95 "STATEMENT OF CASH FLOWS." SFAS 123R supersedes APB Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The standard was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. Adoption of the expensing requirements has increased our losses. The estimation of option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

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

RESULTS OF OPERATIONS

Grant revenues were $292,000 and $641,000 for the three and nine months ended September 30, 2007, respectively, as compared to $187,000 and $482,000 for the three and nine months ended September 30, 2006, respectively; and are derived from a three year $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institutes of Health ("NIH"). The grant is being used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. The increases of $105,000 and $159,000 for the three and nine months ended September 30, 2007, respectively, reflect additional expenses incurred by us and reimbursable by the NIH.

General and administrative expenses decreased $75,000 to $618,000 for the three months ended September 30, 2007, compared to $693,000 for the same period in 2006, and decreased $1,009,000 to $2,340,000 for the nine months ended September 30, 2007, compared to $3,349,000 for the same period in 2006. The decreases were due to lower salaries and fees paid to senior management, offset by temporary consulting fees to fill open positions, decreased travel expenses incurred by former executives, and decreased stock-based compensation.

Research and development expenses decreased $194,000 to $1,569,000 for the three months ended September 30, 2007, from $1,763,000 in the same period in 2006, and decreased $198,000 to $5,140,000 for the nine months ended September 30, 2007, from $5,338,000 in the same period in 2006. The decrease was due to decreased salaries and benefits, supplies, and stock based-compensation, and offset by increased costs from our collaboration with UC Davis and other research facilities.

Our net loss was $2,060,000, or $0.04 per share, for the three months ended September 30, 2007, compared with a net loss of $2,234,000 or $0.05 per share, for the same period in 2006. Our net loss was $7,199,000 or $0.14 per share for the nine months ended September 30, 2007, compared with a net loss of $8,109,000 or $0.18 per share, for the same period in 2006. Our loss from August 21, 1998 (Date of Inception) to September 30, 2007 was $48.0 million. We expect to report additional significant net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through September 30, 2007, have netted approximately $26.5 million, and to a lesser degree, through short-term debt, grant funding, and interest earned on cash and cash equivalents. We have from time to time experienced significant strains on our cash resources, and during such times, we have curtailed non-essential operations and extended payment terms with our trade creditors whenever possible.

At September 30, 2007, we had negative working capital of $3.4 million and our combined cash and cash equivalents totaled approximately $808,000 compared to $1.8 million at December 31, 2006. The primary uses of cash and cash equivalents during the nine months ended September 30, 2007, included $6.0 million to finance our operations and working capital requirements. The primary sources of cash during the nine months ended September 30, 2007, were loans totaling $4 million ($3 million from our former chairman, John J. Hagenbuch, and $1 million from another investor, described further below), and net proceeds of approximately $1.0 million from the sale of common stock in a private placement.

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

We also issued a 10-year warrant to Mr. Hagenbuch allowing the purchase for cash of up to 500,000 shares of stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based upon American Stock Exchange approval, which approval was no longer required due to the removal of our common stock from the American Stock Exchange. Such warrant is now fully exercisable.

On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. All outstanding principal and simple interest, at the prime rate as published in the Wall Street Journal from time to time, is due January 12, 2008. We may prepay the note at any time without penalty. The terms of the note restrict us from incurring senior indebtedness or pledging our intellectual property.

We also issued a 10-year warrant to Mr. Hagenbuch allowing the purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share.

On June 20, 2007, we entered into a securities purchase agreement with selected accredited investors, pursuant to which we agreed to issue and sell 2,575,000 shares of our common stock for cash at a purchase price of $0.40 per share. In connection with this financing, we issued warrants to each investor, which are exercisable, commencing on the one-year anniversary of the closing date until the six-year anniversary of the closing date, for an aggregate of 1,287,500 shares of our common stock at an exercise price of $0.60 per share. Pursuant to the securities purchase agreement, the purchasers of a majority of the shares have the right to nominate up to four directors to serve on our board of directors.

On September 20, 2007, Peter Knobel, an existing investor, lent us $1 million under the terms of an unsecured subordinated promissory note. All outstanding principal and daily compound interest at a 10% annual interest rate, is due on March 31, 2008. We may prepay the note at any time without penalty.

We also issued Mr. Knobel a 5-year warrant allowing purchase for cash of up to 400,000 shares of stock at an exercise price of $0.40 per share. The warrant is first exercisable on the one year anniversary of the issue date, or upon any earlier merger or acquisition of our company.

On November 16, 2007, we issued and sold 2,352,941 shares of our common stock and warrants to purchase an aggregate of 1,294,118 shares of our common stock at an exercise price of $0.60 per share to a private trust for $1 million in cash. The warrants are exercisable commencing on the earlier of November 16, 2008, and the date of any of certain fundamental transactions involving our company (including a merger, a sale of substantially all of our assets, the commencement of a tender or exchange offer or a reclassification of our common stock), until November 16, 2013. Mr. Ronald Katz, our chairman of the board, serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with Mr. Katz.

As described in the overview above, we expect that our available cash and expected grant and interest income, will be sufficient to finance currently planned activities only into January 2008.

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

RECENT DEVELOPMENTS

In May 2007, the Board of Directors, upon management's recommendation, authorized a new business strategy whereby we would explore the possibility of conducting xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. In adopting this new strategy, we undertook a company restructuring to reduce our operating expenses and shrink our present workforce from 22 to 15 employees.

In connection with our June 2007 financing, four directors of our board, including our former chairman and our former president and chief executive officer, resigned. The purchasers in the financing designated the following four individuals to be appointed to our board--Ronald Katz, who became our chairman, Michael J. Andrews, who became our chief executive officer, Jonathan R. T. Lakey, Ph.D., M.S.M., who became our president and chief scientific officer, and Keith B. Hoffman, Ph.D., who has been a business development and intellectual property consultant to our company.

Ronald Katz was an outside investor in our company and has successfully managed and grown companies. Michael J. Andrews has a strong background in product development and manufacturing, including as Vice-President of Worldwide Operations at Chemicon International Inc., a division of Serologicals Corporation acquired by Millipore Corporation in 2006. Jonathan R.T. Lakey, Ph.D., M.S.M. was co-developer of the Edmonton Protocol, and brings knowledge, experience, and contacts within the international islet transplantation community. Keith B. Hoffman, Ph.D., brings business development and intellectual property generation expertise to our team.

In July 2007, our restructured board determined to reduce our workforce by an additional seven employees. Total costs incurred in connection with these workforce reductions of approximately $250,000 were recorded during the nine months ended September 30, 2007.

Our new management team has taken the following corporate development actions toward execution of our new strategy:

      o Signed a manufacturing partnership with Progenitor Cell Therapy, LLC, a leading current Good Manufacturing Practices (cGMP) contractor, for our islet cell isolation and encapsulation. This relationship was particularly important to our planned clinical trials, as the FDA requires materials proposed to be transplanted into humans to be produced in cGMP facilities. We also believe that a successful transplantation therapy for diabetic patients will depend in significant part on the manufacturing standards and facilities used to produce the product.

      o Added Barry Ritholtz, a noted stock market analyst and public relations expert, to the Board of Directors.

      o Hired Amaresh Basu, Ph.D., as Vice President of Research and Development in October 2007. Dr. Basu has significantly enhanced our process development and regulatory capabilities, and he is deploying his past experience with FDA filings and approvals to our upcoming pre-IND meeting.

      o Appointed Regulus Pharmaceutical Consulting, Inc., a regulatory affairs and product development firm, to advise on regulatory agency approvals and Quality Assurance systems.

      o     Scheduled a pre-IND meeting date with the FDA for early December
            2007.

      o Submitted applications for a total of approximately $1.2 million in new grants for terms starting in 2007 and 2008.

We are presently addressing the steps necessary to launch clinical trials domestically and/or internationally. We will need additional resources and capital in order to implement this plan, including retaining additional employees, as well as consultants who have experience in operating clinical trials. Our new strategy will also depend on continuing positive scientific data from our present primate studies and other ongoing animal research. We plan to meet with the Food and Drug Administration in early December 2007 to discuss shifting our efforts away from the allotransplantaion trials discussed at our pre-IND meeting in December 2006. During that pre-IND meeting we discussed our ultimate intention to submit an IND for a xenograft clinical trial. We believe that much of the data we have collected and continue to accumulate may be applicable to a xenograft IND. We intend to finalize our international clinical trial plans after consultation with the FDA and appropriate foreign regulatory agencies. We plan to follow up international testing with domestic clinical trials. All international work will be conducted under Good Clinical Practices and will utilize only Designated Pathogen Free (DPF) porcine tissue.

In November 2007, Kevin A. Hainley, our Interim Chief Financial Officer gave notice he is leaving the Company effective December 6, 2007, for personal reasons. We are currently interviewing candidates for a replacement Interim Chief Financial Officer.

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

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY INTO JANUARY 2008. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS OR WE MAY BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Currently, we are in need of immediate, substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any finalized commitments for funding. As a result, we may not be able to obtain funding or implement any strategic options in the future. Our cash and cash equivalents as of November 16, 2007, was approximately $1.0 million. We believe that our currently available working capital is insufficient to enable us to continue our operations at their present scope after January 2008. In the event adequate capital is not raised we will have to substantially curtail or cease operations until we are able to raise additional capital. If we cease to continue as a going concern, due to lack of funding or otherwise, you may lose your entire investment in our company.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE ANTICIPATE FUTURE LOSSES.

We have experienced significant operating losses in each period since our inception. As of September 30, 2007, we had incurred total accumulated losses of $48.0 million, we had negative working capital of $3.4 million, and our cash and cash equivalents was $808,000. We expect the recognition of operating losses to continue and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR SIGNIFICANT OPERATING LOSSES, ACCUMULATED DEFICIT AND CASH POSITION, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements only into January 2008. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, and preclinical studies and trials. These factors raise substantial doubt about our ability to continue as a going concern. Our previous independent registered public accounting firm has included in its report on our 2006 audited financial statements an explanatory paragraph which indicates that there are matters that raise substantial doubt regarding our ability to continue as a going concern.

THE DECISION BY OUR BOARD OF DIRECTORS TO CHANGE OUR COMPANY'S STRATEGY TO CONSIDER PURSUING OVERSEAS CLINICAL TRIALS MAY NOT BE ENOUGH TO REDUCE OUR EXPENSES, GENERATE REVENUE, AND CONTINUE AS A GOING CONCERN.

On May 10, 2007, our Board of Directors determined that we would change our strategy to explore the possibility of conducting xenograft clinical trials in locations outside of the United States. This change in strategy was intended to shorten the time lines involved and reduce the costs associated with developing and marketing our proprietary and patented islet cell transplantation technologies. We do not currently have the full network of collaborators that will be necessary to undertake clinical trials in a foreign country, and we may not be able to successfully execute this strategy. Our restructuring strategy may not reduce our burn rate sufficiently to allow us to continue as a going concern. The expected shortening of our time lines may not occur and therefore we may not generate revenue earlier than we would otherwise.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

In August 2006, we completed a private placement to accredited investors for net proceeds of approximately $3.7 million. Myron A. Wick, III, one of our former directors; D-W Investments LLC, an entity affiliated with Mr. Wick; and an individual affiliated with our then interim Chief Financial Officer, participated in this private placement. We received a total of $633,500 in gross proceeds from them. On January 12, 2007, John J. Hagenbuch, our former Chairman and a significant stockholder of our company, lent us $2 million under the terms of an unsecured subordinated promissory note. On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. Mr. Hagenbuch and Mr. Wick are no longer directors. On September 20, 2007, Peter Knobel, a related party, lent us $1 million under the terms of an unsecured promissory note. In November 2007, a private trust for which Ronald Katz, our current Chairman serves as co-trustee, purchased common stock and warrants for gross proceeds to us of $1 million. We may not be able to obtain capital from them, or any related parties, in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

No changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not Applicable

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2007 we received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter and as of the date of this filing no lawsuit has been filed by these shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we incurred liquidated damages of $67,000, which the Company discharged through the issuance of 130,382 shares of common stock after September 30, 2007. See Note 7 to the unaudited condensed consolidated financial statements. These shares are offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the shares issued.

ITEM 5. OTHER INFORMATION

On November 15, 2007, we filed with the Securities and Exchange Commission a Form 12b-25 reporting our expected net loss for the three and nine months ended September 30, 2007. The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Items 2.02 and 9.01. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

Exhibit No.     Document Description
-----------     --------------------

10.1 Unsecured Subordinated Convertible Promissory Note dated September 20, 2007 (incorporated by reference to Exhibit 99.1 on Form 8-K filed on September 21, 2007).

10.2 Warrant Agreement dated September 20, 2007 (incorporated by reference to Exhibit 99.2 on Form 8-K filed on September 21,
                2007).

10.3 Registration Rights Agreement dated September 20, 2007 (incorporated by reference to Exhibit 99.3 on Form 8-K dated September 21, 2007).

10.4 Employment Agreement dated September 4, 2007 between MicroIslet, Inc. and Jonathan R. T. Lakey, Ph.D., M.S.M.* (1)

10.5 Services Agreement dated September 1, 2007 between MicroIslet, Inc. and Progenitor Cell Therapy, LLC.* (2)

31.1            Certification of Chief Executive Officer as required pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1 Form 12b-25 (incorporated by reference to Form 12b-25 filed on November 15, 2007).

_______________
* Filed herewith.
(1) Management contract or compensatory plan or arrangement.
(2) Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICROISLET, INC.


November 19, 2007                       /s/ Michael J. Andrews
                                        ----------------------
                                        Michael J. Andrews
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)


November 19, 2007                       /s/ Kevin A. Hainley
                                        --------------------
                                        Kevin A. Hainley
                                        Interim Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)