Form 10-K
period 2007-12-31
MICROISLET INC
filed 2008-04-11
CIK 1092050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated filer [ ]  Accelerated filer [ ]     Non-accelerated filer [ ]
    Smaller reporting company [X]                          (Do not check if a
                                                            smaller reporting
                                                                 company)

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's second fiscal quarter, was approximately $16.8 million (based on the closing price ($0.47 per share) reported on such date by the OTC Bulletin Board of the registrant's common stock). Shares of common stock held by officers and directors and holders of 5% or more of the outstanding common stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 27, 2008, the number of outstanding shares of the registrant's common stock was 54,574,426.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement to be filed for our 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

ITEM 1.            Business                                                    1
ITEM 1A.           Risk Factors                                               10
ITEM 1B.           Unresolved Staff Comments                                  24
ITEM 2.            Properties                                                 24
ITEM 3.            Legal Proceedings                                          24
ITEM 4.            Submission of Matters to a Vote of Security Holders        24

                                     PART II

ITEM 5.            Market for Registrant's Common Equity, Related
                   Stockholder Matters, and Issuer Purchases of Equity
                   Securities                                                 25

ITEM 6.            Selected Financial Data                                    26
ITEM 7.            Management's Discussion and Analysis of Results of
                   Operation and Financial Condition                          26
ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk 35
ITEM 8.            Financial Statements and Supplementary Data                35
ITEM 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        35
ITEM 9A.           Controls and Procedures                                    35
ITEM 9A(T).        Controls and Procedures                                    35
ITEM 9B.           Other Information                                          36

                                    PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance     38
ITEM 11.           Executive Compensation                                     38
ITEM 12.           Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                 38
ITEM 13.           Certain Relationships and Related Transactions, and
                   Director Independence                                      38
ITEM 14.           Principal Accountant Fees and Services                     38

                                     PART IV

ITEM 15.           Exhibits and Financial Statement Schedules                 39

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Risk Factors" in Part I, Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the original filing date of this Form 10-K with the Securities and Exchange Commission.

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

PRODUCTS

We intend to seek FDA approval for marketing in the U.S. a first product, called MicroIslet-PTM. MicroIslet-PTM will be an injectable suspension of microencapsulated porcine insulin-producing, pancreatic islet cells. We believe that MicroIslet-PTM, a xenotransplantation (transplantation between different species) product, has significantly more commercial potential than human-to-human (allotransplantation) islet replacement approaches, due to the high cost and inherently limited supply of human islets. In the past, we researched the use of our technology for allotransplantation, and we may continue such research for use in select patient populations. We refer to this potential product as MicroIslet-HTM. Both of these product candidates are intended for the treatment of insulin-dependent diabetes, and both are intended to be administered into the patient's abdominal cavity, where the transplanted islet cells will produce insulin in response to increases in blood glucose, much like the patient's original pancreatic islet cells did prior to being destroyed by disease.

The primary function of microencapsulation is to protect the islets from the host's immune system. The microcapsule coating is composed of layers of biocompatible materials.

LICENSE AND SPONSORED RESEARCH

We entered into a license agreement with Duke University in September 1998, which was amended in February 1999. Pursuant to the license agreement we sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage, and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. The research was conducted under the supervision of Dr. Emmanuel C. Opara. Under the license agreement we agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2007, we had paid Duke approximately $496,000 for its research efforts.

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

We have entered into a collaboration agreement in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute (TSRI). Under the terms of the agreements, we and TSRI are conducting preclinical studies utilizing our proprietary technologies. We believe the completion of this work will set the stage for studies enabling an Investigational New Drug application (IND) and may be included as part of the IND process required by the FDA for human clinical trials. We paid to TSRI approximately $229,000 and $596,000 during the years ended December 31, 2007 and 2006, respectively, and a total of $1.8 million since January 1, 2003.

We have entered into three collaboration agreements with the California National Primate Research Center at the University of California, Davis in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. The first agreement called for us to fund the University in the amount of approximately $1.4 million over a three year period ended May 2007. A second agreement amounting to approximately $181,000 called for additional primate studies over a one-year period ended August 2007. Work under the agreements continued past the end dates and through the remainder of 2007. A third agreement was signed in March 2008 which included the additional, post contract costs of the earlier contracts and specified activities to be performed through July 2008. We paid to the University of California, Davis, approximately $799,000 and $750,000 during the years ended December 31, 2007 and 2006, respectively, and a total of $1.8 million from January 1, 2004 through December 31, 2007. Work related to these agreements is expected to be completed in the third quarter of 2008 and to result in expenses for the first three quarters of 2008 of approximately $506,000.

Until November 2006, we also collaborated with the University of Alberta, Edmonton (Canada). This facility assisted us with transplantation surgery and subsequent monitoring in animal models. Under the terms of the arrangement we paid the University approximately $54,000 during the year ended December 31, 2005 and $110,000 from January 1, 2002 to December 31, 2005. No payments were made in 2007 and 2006.

INTELLECTUAL PROPERTY

Our team of scientists has developed new intellectual property in the areas of islet cell processing, quantification, and encapsulation. While we keep a portion of these advances as confidential trade secrets, we also have filed, and will continue to file, patent applications with the U.S. Patent and Trademark Office to protect our intellectual property as deemed appropriate.

Patents, trademarks, and trade secrets are central to the profitability of pharmaceutical products and our policy is to pursue intellectual property protection aggressively for all our products. The license from Duke University described above relates to three patents owned by Duke that are important to our business plan. The patents relate to methods of culturing, cryopreserving, and encapsulating pancreatic islet cells. A summary of the patents is provided in the following table:

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

RESEARCH AND DEVELOPMENT STRATEGY

Our in-house research and development effort is currently focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory we have eight employees working full-time on this effort with assistance from outside contractors. This research uses animal islet cells that have been isolated and encapsulated using our proprietary technology, as well as any additional processes, procedures, or scientific advances we develop in our laboratory. Some of our research is also applicable to our potential product MicroIslet-H(TM).

We have sponsored research at TSRI, The California Regional Primate Center at the University of California, Davis, and BioTox Sciences, and research continues at all of these institutions except TSRI.

Together with our sponsored research partners, and possibly other collaborators, we continue to obtain data relating to insulin levels, blood glucose control, immune reactions, and any side effects associated with our islet transplantation methods. We are collecting information on dose and duration of effect regarding implanted cells in relevant diabetes models. We are also working on developing approaches for the reduction or elimination of the need for the use of systemic immunosuppressive drugs in islet cell transplant recipients. Through these activities, we are hoping to further establish attractive safety and efficacy parameters we have seen in our product candidates to date. Such parameters are required for the support of our planned human clinical trials.

We have received data from TSRI showing results of transplants using our proprietary technology in more than 500 small animals. Study groups of streptozotocin-induced diabetic NOD/SCID, as well as groups of immunocompetent mice, were transplanted with MicroIslet's microencapsulated porcine islet cells. The transplanted capsules at various dosing levels were able to normalize blood glucose (normoglycemia) levels in all animals within one week of transplantation. These studies were conducted under the supervision of Dr. Daniel R. Salomon of the Department of Molecular and Experimental Medicine at TSRI.

In September 2005, we received additional data from TSRI showing interim results of transplants using our proprietary technology in small animals. Experiments were conducted using encapsulated porcine islets transplanted into the peritoneums of diabetic rats. The goal of these studies was to demonstrate increased islet function and graft survival time using a proprietary combination of novel encapsulation formulations and treatment regimens. An analysis of the results of these preclinical animal studies appears to demonstrate graft survival in diabetic rats for greater than 70 days when encapsulated porcine islets are transplanted into the peritoneal cavity. We believe that patients treated with MicroIslet-P(TM) may require periodic transplantations of additional islet cells. Accordingly, we have endeavored to demonstrate the feasibility and safety of such re-transplantation by conducting re-transplantation experiments in small animals. We have found that the subsequent transplants were effective and well tolerated. In addition to supporting the potential efficacy of our therapeutic approach, these results demonstrate that the rodent model is an important tool for optimizing and refining islet preparations and transplantation procedures.

Additional preclinical studies have been performed in non-human primates. These studies have demonstrated no signs of adverse effects to date. The animals have demonstrated normal patterns of activity and periods of reduced insulin requirements. In February 2006 we received data showing that minimally-invasive transplantation of encapsulated porcine islets by intraperitoneal injection resulted in significant and prolonged (greater than 30 days) improvement of blood sugar with reduced insulin use in diabetic primates. Subsequent studies with non-human primates have demonstrated evidence of graft function, with no signs of adverse clinical effects, for periods up to approximately one year. Moreover, animals have tolerated multiple transplantations into the peritoneum without evidence of adverse effects. These results have been accomplished without chronic immunosuppression. In addition, these results were obtained through the use of our proprietary methods and encapsulation technologies, both pre- and post-transplantation, which together significantly improved the duration of islet function in the recipient animal. The encapsulation formulation used in these studies was designed to effectively immunoisolate the encapsulated islets, while preserving access to nutrients, oxygen, and transport of low molecular weight entities. To date, our work in primates has provided a basis upon which to design our future human studies, both with regard to xenotransplantation using MicroIslet-P(TM) and allotransplantation using MicroIslet-H(TM).

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

In light of these results, the near term objectives of our research and development program are designed to prepare our current microencapsulated porcine islet technology for human clinical studies. These objectives are:

         o Optimization of our proprietary microencapsulated porcine islet technology.

         o Completion of additional pre-clinical animal studies to establish safety and efficacy data in support of human clinical trials.

Once we are satisfied that we have adequately optimized our processes and have received FDA clearance to proceed with human clinical trials, we expect to undertake a two-stage strategy to validate the utility of this approach for transplantation of porcine islets:

         o Conduct a Phase I human clinical trial with MicroIslet-P(TM) , our microencapsulated porcine islet product.

         o If the Phase I trial is successful, we intend to conduct a larger, Phase II and/or Phase II/III trial.

Our research and development expenses were approximately $6.4 and $7.1 million for 2007 and 2006, respectively.

PORCINE ISLET SUPPLY

Under the guidance of the FDA, porcine islets used for implantation in humans must come from purpose-bred, pathogen-free, and vaccinated pigs (referred to as designated pathogen free pigs or DPF), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. We currently receive our DPF pigs from FIOS Therapeutics, Inc. (FIOS), formally part of the Mayo Foundation for Medical Education and Research, and we believe this is the only facility that can currently produce DPF pigs to the required FDA specification.

In November 2005 we entered into a long-term supply agreement with the Mayo Foundation, which agreement has been assumed by FIOS. Under the agreement FIOS has agreed to supply us with substantially all of its production of non-transgenic, DPF pigs for our pre-clinical and human clinical xenotransplantation research for an initial term expiring in November 2008 and extendable at our option for up to an additional four years.

We have agreed to pay a monthly fee, subject to inflationary adjustments, to FIOS over the period of the long-term supply agreement for the right to receive these pigs. We are also required to pay FIOS for its expenses of harvesting pancreases. In addition we have agreed to grant to FIOS a warrant to purchase 75,000 shares of our common stock upon the occurrence of each of the following events: (i) active IND for a product using DPF pigs; (ii) approval to start a Phase II clinical trial using DPF pigs; (iii) approval to start a Phase III clinical trial using DPF pigs; and (iv) NDA/BLA approval for a product using DPF pigs. Each warrant will have an exercise price of $1.90 and will be exercisable for a term of ten years following the date of issuance. In the event FIOS determines to close its facility or cease production of pigs for xenotransplantation use during the term of the agreement, we will have the right to enter into a lease with FIOS to operate such facility for the remaining term of the supply agreement, including extensions.

We believe the quantity of pigs that FIOS has agreed to supply will be sufficient to meet our needs during the initial term of the long-term supply agreement. FIOS has agreed that during the period of the long-term supply agreement it will not supply DPF pigs to any other company for research related to, or use with respect to, the treatment of diabetes.

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

We could also experience substantially increased costs and substantial delays if FIOS or any other facility which supplies DPF pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver DPF pigs.

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

COMPETITION

The pharmaceutical and biotechnology industries are intensely competitive and technological progress can be rapid. Based upon publicly available information, it appears that there are no other cell transplantation products currently available, or in late stage clinical trials, that can effectively treat insulin-dependent diabetes. Nevertheless, we anticipate that the development of cell-based and other products that can better treat and manage this disease will remain the focus of intense competition.

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

COMPETITORS

There are several other companies engaged in the research of islet transplantation technologies. Some of these companies include:

         o Living Cell Technologies (LCT) - publicly traded Australian-based biotech company developing an alginate-encapsulated neo-natal porcine islet cell product, reported to be conducting a phase I/IIa clinical trial in Russia;

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

         o Geron Corporation (GERN) - developer of cell-based therapeutics for several diseases based on differentiated cells derived from human embryonic stem cells, including pancreatic islet beta cells for diabetes; and

         o Tissera (TSSR.OB) - developer of cell-based therapeutics for several diseases based on differentiated cells derived from human and porcine embryonic stem cells, including the pancreas for diabetes.

Most of our competitors are larger than we are and have greater financial resources, technical expertise, or marketing, distribution, or support capabilities. We expect that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Any of our competitors could broaden the scope of their products through acquisition, collaboration or internal development to more effectively compete with us. Our competitors may also develop new, more effective or affordable approaches or technologies which could compete with our products or render them obsolete.

Recent Studies
--------------

There has been a significant amount of research activity in academic institutions concerning the concept of using porcine islet cells for transplantation in insulin-dependent diabetes. In 2006, a team at the University of Minnesota published positive data on the use of porcine islets in conjunction with immunosuppression to reverse diabetes in non-human primates. This observation was followed by further work from a collaborative project between scientists at the University of Alberta, Canada, and scientists at Emory University School of Medicine. The results from the project appeared to demonstrate that transplantation of fetal porcine islets, in conjunction with immunosuppression, was able to effectively reverse diabetic conditions for a period of months in non-human primates, further demonstrating the utility of porcine islets for transplantation therapy.

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

MANUFACTURING

We have contracted with Progenitor Cell Therapy, LLC (PCT) to perform the islet isolation, encapsulation, testing, and packaging for the planned clinical trials. These activities will be performed in dedicated suites at PCT's facility in Mountain View, California. PCT has extensive experience in the processing, manufacture, and distribution of cellular therapies for clinical trials. PCT holds a California Drug Manufacturing License for the clinical trial manufacture and distribution of cellular products and is registered with the FDA as a cell, tissue, or cellular or tissue-based product facility. PCT will also distribute the encapsulated islets in ready-to-use, sterile, single-use product infusion bags.

GOVERNMENT REGULATION

OVERVIEW The development and commercialization of our products will be subject to extensive regulation in the United States by a number of regulatory authorities, including the United States Food and Drug Administration, and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, packaging, export, storage, recordkeeping, adverse event reporting, and promotion and advertising of our products. We will require FDA approval of our products, including a review of the manufacturing processes and facilities used to produce our products, before we may market the products in the United States. We conducted a pre-IND meeting with the FDA in December 2007 in order to discuss manufacturing, preclinical, and clinical plans for the xenotransplantation product, MicroIslet-P(TM). Both MicroIslet-P(TM) and MicroIslet-H(TM) will be classified as combination biological and device products by the FDA. The islets comprise the biological component and the microencapsulation material comprises the device component. The FDA Center for Biologics (CBER) has jurisdiction, meaning the MicroIslet-P(TM) product will be reviewed primarily as a biological product.

Biological products are subject to dual regulation. Their approval for marketing, among other things, is regulated under the Public Health Service Act through a biologics license application, or BLA. However, biological products are also drugs and must meet drug approval standards under the Federal Food, Drug and Cosmetic Act, including good manufacturing practices regulations, good laboratory practices, and regulations governing clinical trials. Combination products are regulated on the basis of product's primary mode of action and can require approval and/or review by more than one regulatory center of the FDA.

CLINICAL TRIAL PROCESS Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product with regard to a given disease. Before human clinical trials may begin for new drugs and biologics, an IND application containing, among other things, preclinical data, chemistry, manufacturing and control information, an investigational plan, and clinical trial protocol must be submitted to the FDA and approved.

PRE-IND PROCESS The pre-IND process involved submission by us of a compendium of information to the FDA concerning our technology, our methods, and the preliminary studies to support our desire to file an IND in the future. We posed a number of questions to the agency regarding the adequacy of our work to date to satisfy the requirements for an IND filing, and they provided guidance to us and proposed additional work that would fulfill their requirements for product safety and reliability. Their feedback included the request for additional long-term preclinical in vivo data. As a result, we will complete the current primate study and conduct a long-term study in diabetic mice. We are conducting these preclinical studies with the guidance of highly experienced consultants, including a former FDA Pharmacologist & Toxicologist. Due to the increased scope of these safety studies, we expect the preclinical work required for IND submission to be completed in the second half of 2008. Therefore, our target IND submission date is the end of 2008, and we expect to initiate our human xenotransplantation trial in either the fourth quarter of 2008 or the first quarter of 2009.

CLINICAL TRIAL PROCESS Development of a therapeutic product for human use under applicable laws and regulations is a multi-step process. First, in vitro and/or animal testing must be conducted in a manner consistent with good laboratory practices to establish the potential safety and effectiveness of the experimental product with regard to a given disease. Before human clinical trials may begin for new drugs and biologics, and an IND application containing, among other things, preclinical data, chemistry, manufacturing and control information, an investigative plan, must be submitted to the FDA. The Clinical trials following approval of an IND will also require the approval and oversight by an Institutional Review Board (IRB) to assure proper patient protection. Clinical trials of certain medical devices generally require the same sort of submission in the form of an application for an investigational device exemption
(IDE). We believe that the submission of an IND will be adequate for MicroIslet-P(TM) or MicroIslet-H(TM), and that a separate IDE submission will not be required for either product. Once a trial begins, changes to the investigational product or study protocol may require prior approval before implementation. There can be no assurance that submission of an IND application or an IDE will result in the ability to commence clinical trials. In addition, the FDA may place a clinical trial on hold or terminate it at any phase if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Finally, pursuant to the FDA's Bioresearch Monitoring
(BIMO) program, the FDA conducts on-site inspections and data audits of the conduct and reporting of all FDA-regulated research. The FDA's BIMO compliance programs address inspections of non-clinical testing labs, clinical investigators, clinical trial sponsors/monitors and IRBs.

Clinical trials of pharmaceuticals or biologics typically involve three phases, although those phases can overlap.

         o Phase I is conducted to evaluate the basic safety, metabolism, and pharmacology, and pharmacokinetics, and to identify potential side effects with escalating doses, the maximum tolerated dose of the experimental product in humans, and if possible, to begin to evaluate various routes, dosages, and schedules of product administration. These studies are often conducted in healthy subjects. Phase I trials are not intended to find early indications of effectiveness; however, it is not uncommon to evaluate these endpoints.

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

BIOLOGICS APPROVAL PROCESS Following our completion of clinical investigations, the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, are submitted to the FDA in a Biologics License Application or BLA. The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval. To approve a BLA, the agency must determine, among other things, that the product is safe, pure, and potent, and that any facility in which it is manufactured, processed, packed or held, meets standards designed to assure the product's continued safety, purity, and potency.

If the FDA approves a BLA, we will need to continue to be compliant with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and adverse event reporting, as well as with any special requirements imposed as a part of the BLA approval, in addition to numerous other FDA regulatory requirements applicable to drugs and biological products. With certain exceptions, changes to the labeling of approved biological products require approved supplemental applications. In addition, a supplemental application is required to be submitted to the FDA for any change in the product, production process, quality controls, equipment, facilities, or responsible personnel that has a substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product as may relate to the safety or effectiveness of the product. These supplemental applications may require the submission of clinical or comparability data and require FDA approval before the product may be marketed as modified. The approval process is lengthy, expensive, and uncertain.

LABELING AND ADVERTISING The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will be limited to those specified in an FDA approval. Claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetics Act. FDA has primary responsibility for enforcing laws against false advertising and promotion of prescription drug products. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, premarket approval withdrawal, seizure of products, fines, injunctions, and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us.

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

FOREIGN REGULATION Outside the United States our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

EMPLOYEES

As of February 29, 2008, we had 12 full time employees and two interns. Eight of our employees and the two interns are engaged in research and development.

SCIENTIFIC ADVISORY BOARD

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

David W. Scharp, M.D.                      Dr. Scharp trained and worked at
                                           Washington University School of
                                           Medicine, St. Louis, MO, as an
                                           academic surgeon and researcher in
                                           islet transplantation for nearly 30
                                           years, producing over 200
                                           publications with continuous NIH
                                           (National Institutes of Health) and
                                           JDRF (Juvenile Diabetes Research
                                           Foundation) funding and 13 patents to
                                           date.

John Logan, Ph.D.                          Dr. Logan is a Founder and serves as
                                           Chairman, President and CEO of FIOS
                                           Therapeutics Inc. (FIOS). Immediately
                                           prior to the formation of FIOS, Dr.
                                           Logan was a management consultant to
                                           the biotechnology industry and his
                                           major projects included work on the
                                           use of stem cells in cardiac disease,
                                           development of novel anti-virals for
                                           the treatment of HIV and as an
                                           advisor to Mayo Medical Ventures.
                                           Previous to that Dr. Logan was
                                           responsible for all of the activities
                                           of Nextran, Inc., a division of
                                           Baxter Healthcare. Nextran was
                                           focused on the development of
                                           genetically modified animals for use
                                           in xenotransplantation. As part of
                                           the activities of Nextran, Dr. Logan
                                           managed the world's first FDA cleared
                                           clinical trial of genetically
                                           modified organs for the treatment of
                                           patient's in fulminant hepatic
                                           failure. Before Nextran Dr. Logan was
                                           Chief Scientific Officer of DNX
                                           Corporation, the first commercial
                                           enterprise devoted to the development
                                           of biomedical and pharmaceutical
                                           applications of transgenic animal
                                           technology. Dr. Logan started his
                                           career in the biotechnology industry
                                           as a senior scientist at American
                                           Cyanamid Corporation. He holds a BSc
                                           (Hons) and PhD in biochemistry from
                                           the University of Glasgow and did
                                           post-doctoral training at Princeton
                                           University.

Christopher Marsh, M.D., F.A.C.S.          Dr. Marsh is the chief of the Organ
                                           Transplantation Service in the
                                           Division of General Surgery & Organ
                                           Transplantation and Co-Director of
                                           the Center for Organ and Cell
                                           Transplantation at Scripps Green
                                           Hospital. Previously, Dr. Marsh was
                                           associate professor of surgery and
                                           urology, Director of the Kidney/
                                           Pancreas Transplantation Program and
                                           associate head of the Division of
                                           Organ Transplantation at the
                                           University of Washington Medical
                                           Center in Seattle.

John Buse, M.D., Ph.D                      Dr. Buse is the President for
                                           Medicine and Science at the American
                                           Diabetes Association and a board
                                           member of the Carolinas Affiliate of
                                           the American Association of Clinical
                                           Endocrinologists. He has received
                                           numerous awards and honors, including
                                           citation in Best Doctors in America
                                           since 2001.

Miguel C. Riella, M.D., Ph.D., F.A.C.P.    Dr. Riella is Professor of Medicine
                                           at two institutions: the Evangelic
                                           School of Medicine and the Catholic
                                           University of Parana. He is Chief of
                                           Nephrology at the Evangelic
                                           University Hospital. Dr. Riella
                                           founded the Pro Renal Foundation of
                                           Brasil (www.pro-renal.org.br), a
                                           non-profit organization dedicated to
                                           patient assistance, education and
                                           research. More than 1800 patients are
                                           currently assisted by the Foundation.
                                           Dr. Riella is also the past president
                                           of the Brazilian Society of
                                           Nephrology and served on the Council
                                           of the International Society of
                                           Nephrology (ISN). He is a member of
                                           the Board of Directors of the
                                           International Federation of Kidney
                                           Foundations and will serves as the
                                           IFKF President for the period of
                                           2009-2011. Dr. Riella is a member of
                                           the National Academy of Medicine in
                                           Brazil.

                                           Recently, Dr. Riella established an
                                           Islet Cell Lab at the Catholic
                                           University and has performed the
                                           first islet cell transplant in humans
                                           in southern Brazil.


REPORTING AVAILABILITY

We make our annual reports on Form 10-K (Form 10-KSB in prior years), quarterly reports on Form 10-Q (Form 10-QSB in prior years), current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.microislet.com or at www.sec.gov, as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

AN INVESTMENT IN OUR STOCK INVOLVES SIGNIFICANT RISKS. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION IN THIS REPORT, BEFORE MAKING A DECISION TO INVEST IN OUR STOCK. IF ANY OF THESE RISKS ACTUALLY OCCURS, OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND PROSPECTS COULD SUFFER. AS A RESULT, THE TRADING PRICE OF OUR STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY THROUGH APRIL 2008. WE NEED ADDITIONAL FUNDING OR WE WILL BE FORCED TO CURTAIL OR CEASE OPERATIONS.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through April 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. If we are forced to curtail or cease our operations, even for a short time, we may lose the benefit of data gathered during ongoing studies. If we later obtained sufficient capital to restart operations, the costs and time to achieve our milestones could increase.

WE DO NOT HAVE SUFFICIENT CURRENT CASH TO REPAY THE PRINCIPAL AND ACCRUED INTEREST DUE UNDER OUR OUTSTANDING PROMISSORY NOTES, SOME OF WHICH HAVE MATURED.

The unsecured subordinated promissory notes we issued to John J. Hagenbuch, our former Chairman, and Peter Knobel, a significant stockholder of our company, matured on January 12, 2008 and March 31, 2008, respectively. The aggregate principal and accrued interest due under these notes as of March 31, 2008 was $4.31million. Additionally, the unsecured subordinated promissory notes we issued to the SMR 1996 Trust III in January 2008 and March 2008 mature in May 2008. The aggregate principal and accrued interest under these notes as of March 31, 2008 was $1.52 million. If the note holders determine to demand payment of matured notes and we have insufficient cash to make the required payments, the note holders could obtain a lien on our assets, including our intellectual property, and upon obtaining a judgment, could force a sale of such assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE ANTICIPATE FUTURE LOSSES.

We have experienced significant operating losses in each period since our inception. As of December 31, 2007, we have an accumulated deficit of $50.2 million. We expect continuing operating losses and it is uncertain when, if ever, we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

DUE TO OUR SIGNIFICANT OPERATING LOSSES, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT, THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We anticipate that our existing funds will be sufficient to fund our operating expenses and capital requirements only through April 2008. We expect to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and trials. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included in its report on our 2007 consolidated financial statements an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

During 2007, we completed a private placement of common stock and warrants for aggregate gross proceeds of $1,000,000 with a related party, and borrowed an additional $4,000,000, $3,000,000 of which was borrowed from our former Chairman and $1,000,000 of which was borrowed from an existing shareholder. In the first quarter of 2008, we borrowed an additional $1,500,000 from a related party and may request to borrow an additional $1,000,000 from such person. For more information about these transactions, see "Recent Debt and Equity Financings" in
Part II, Item 7 (Management's Discussion and Analysis of Results of Operation and Financial Condition) of this report. We may not be able to obtain capital from related persons in the future. None of the related persons referenced above, nor any of our other officers, directors, or other stockholders, is under any obligation to continue to provide cash to meet our future liquidity needs.

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

COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE INTERNAL CONTROL REPORTING REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

In future periods, our independent registered public accounting firm will be required to provide an opinion on the effectiveness of our internal control over financial reporting in accordance with the requirements under Section 404 of Sarbanes-Oxley Act of 2002. Preparing for such audit procedures may involve substantial costs and take significant time to complete, which may distract our officers, directors and employees from the operation of our business. Our audit costs will also likely increase due to such procedures. If we fail to establish and maintain effective internal control over financial reporting, we could be unable to provide timely and accurate financial information.

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

Under the rules of the Food and Drug Administration, islets used for implantation in humans must come from purpose-bred, pathogen free, vaccinated pigs (referred to as designated pathogen free pigs or DPF pigs), raised in a United States Department of Agriculture certified facility specifically designed for biomedical research purposes. Establishing such a herd requires a clean room facility, a significant amount of time, and veterinary expertise. We currently receive DPF pigs for our preclinical research from FIOS Therapeutics, Inc. We have not identified other suppliers in North America that can currently produce DPF pigs to the required specification, although others may exist. If FIOS were to cease providing DPF pigs to us in sufficient quantities, we would be required either to locate another facility which is able to supply DPF pigs, which may not be possible, or to construct and operate our own facility. FIOS will have the right to terminate the supply agreement if we fail to meet our obligations under the agreement, including payments of monthly fees. The cost to construct and operate our own farm facility would materially increase our costs of clinical studies and would likely delay the commencement or continuation of clinical studies for a period of two years or more.

We could also experience substantially increased costs and substantial delays if FIOS or any other facility which supplies DPF pigs, including any facility we operate ourselves, were to become contaminated. In such case there would be a delay of at least twelve months before such facility could again deliver DPF pigs. Were any of such events to occur before the commencement of clinical trials such trials might have to be delayed. Were any of such events to occur during clinical trials we may have to halt those clinical trials and could lose the benefit of the data gathered and the costs incurred. We could also lose key staff members and collaborators if clinical trials were substantially delayed. We would be required to continue to pay our operating expenses while we waited to recommence clinical trials and the payment of such expenses may deplete our cash reserves and make it more difficult for us to raise capital for future clinical trials. Our ability to execute our business plan could be threatened and our stock price could decline substantially in response to any of these occurrences.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES AND IF WE CANNOT DO SO, OUR ABILITY TO DEVELOP PRODUCTS AND/OR GENERATE REVENUE WILL SUFFER.

We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed we will have to maintain our existing relationships and establish additional collaborations. We may not be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

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

MICROISLET-P(TM), MICROISLET-H(TM) AND ANY OTHER PRODUCT CANDIDATES WE ADVANCE INTO CLINICAL TRIALS ARE SUBJECT TO EXTENSIVE REGULATION, WHICH CAN BE COSTLY AND TIME CONSUMING, CAUSE UNANTICIPATED DELAYS, OR PREVENT THE RECEIPT OF THE REQUIRED APPROVALS TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of any product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a Biologics License Application, or BLA, and/or a New Drug Application, or NDA, from the FDA. The process of obtaining BLA approval, particularly for novel and complex products like MicroIslet-P(TM) and MicroIslet-H(TM), is expensive and often takes many years. Approval policies or regulations may change. Our company has not previously filed a BLA or an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates. The FDA or any of the corresponding foreign regulatory bodies might delay, limit, or deny approval of any product candidate of ours, and accordingly, delay, limit, or prevent us from generating revenue from that product.

Also, recent events implicating questions about the safety of marketed drugs generally, including questions pertaining to the adequacy of labeling, may result in increased caution by the FDA in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

MICROISLET-P(TM), MICROISLET-H(TM) OR ANY OTHER PRODUCT CANDIDATE WE ADVANCE INTO CLINICAL TRIALS MAY CAUSE UNDESIRABLE SIDE EFFECTS THAT COULD DELAY OR PREVENT ITS REGULATORY APPROVAL OR COMMERCIALIZATION.

Undesirable side effects caused by MicroIslet-P(TM), MicroIslet-H(TM) or any other product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing these or any other product candidate we advance into clinical trials.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

WHILE WE MAY SEEK TO TAKE ADVANTAGE OF VARIOUS REGULATORY MECHANISMS INTENDED TO ACCELERATE DEVELOPMENT AND APPROVAL FOR MICROISLET-P(TM) AND MICROISLET-H(TM) FOR THE TREATMENT OF INSULIN-DEPENDENT DIABETES, WE MAY NOT BE ABLE TO SUBMIT A BLA FOR EITHER PRODUCT UNTIL 2011 OR LATER.

The FDA's accelerated approval process provides the opportunity for regulatory approval based on surrogate, or substitute, endpoints that are reasonably likely to predict clinical benefits. Drugs and biological products that are intended to treat serious or life-threatening diseases and that either demonstrate an improvement over available therapy or that provide therapy where none exists, are eligible for this accelerated approval process. We may not successfully complete clinical trials. Even if clinical trials were successfully completed, there are no assurances that the FDA will accept a BLA on the basis of a single study or review the BLA under the accelerated approval regulations. Failure to obtain review on the basis of a single study or accelerated approval could require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval for several years. Even if we are able to obtain accelerated approval from the FDA, the FDA still may not grant our product full approval for commercial sale. The FDA would likely require that we conduct additional post-approval clinical studies as a condition of any approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. In addition to the benefits of accelerated approval, fast track designation may lead to designation for priority FDA review, which can be completed in as short of a period as six months, and the ability to submit portions of an application on a rolling basis, as they become available, for required FDA review. Any fast track designation we may obtain may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data from our clinical development program or if a competitor's product is approved for the indication we are seeking and our product is not determined to offer any additional therapeutic advantage to that competitor's product. Any fast track designation we may obtain will not guarantee that we will qualify for or be able to take advantage of the priority review procedures following the submission of a BLA. Additionally, if fast track designation were to be withdrawn for any product for which we obtain such designation, our ability to receive FDA approval could be delayed considerably.

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

Other companies are currently conducting clinical trials involving the transplantation of porcine cells into humans. The FDA requires lifelong monitoring of all recipients of xenotransplantation products. If PERV or any other virus or infectious agent is detected in tests or samples from these transplant recipients, the FDA may require that we not initiate or halt our clinical trials and perform additional tests to assess the risk of infection to potential patients. This could result in additional costs to us and delay in the trials of our products under development.

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

Most of our competitors have significantly greater financial, product development, manufacturing, and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition many universities and private and public research institutes are active in diabetes research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, universities, or research institutes. Our competitors may succeed in developing products for the treatment of insulin-dependent diabetes that are more effective, better tolerated, or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

Any of our anticipated products may infringe patent and other proprietary rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, and sell products either in the U.S. or international markets. Intellectual property litigation is costly and even if we prevail, the cost of such litigation could adversely affect our business, financial condition, and results of operations. In addition litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use, or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUES.

To date, we have not produced any commercially available products. To produce product to anticipated customer demand levels we will need to develop our commercial production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. We may not be able to maintain acceptable quality standards if we ramp up production. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business. Our inability to identify potential manufacturers, or to enter into or maintain agreements with them on acceptable terms, could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability. In addition reliance on third-party manufacturers could reduce our gross margins and expose us to the risks inherent in relying on others. We may also encounter problems with production yields, shortages of qualified personnel, production costs, and the development of advanced manufacturing techniques and process controls.

WE WILL BE REQUIRED TO COMPLY WITH GOOD MANUFACTURING PRACTICE REQUIREMENTS, AND OUR FAILURE TO DO SO MAY SUBJECT US TO FINES AND OTHER PENALTIES THAT WILL DELAY OR PREVENT US FROM MARKETING AND SELLING OUR PRODUCTS.

We, our collaborators, or other third party manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements demanded by customers and enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. We, our collaborators, or other third party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. These requirements may change over time and we, or third party manufacturers, may be unable to comply with the revised requirements. A failure to comply with these requirements may result in criminal and civil penalties, including fines, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied by third-parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for, or successfully commercialize, product candidates that we may develop.

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

WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN OUR BUSINESS. IF WE ARE SUBJECT TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE, OR DISPOSAL OF THESE MATERIALS, OUR FINANCIAL CONDITION WOULD SUFFER.

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

A SUBSTANTIAL NUMBER OF SHARES WE HAVE ISSUED IN EXEMPT TRANSACTIONS ARE, OR WILL BE MADE, AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

The sale of a substantial number of shares of our common stock issued in exempt transactions, or in anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Investors that are not affiliates of our company and that purchased shares directly from us or one of our affiliates may, after a six month holding period, resell those shares into the open market without volume limitations under Rule 144, so long as we are providing current public information. Investors that are affiliates of our company may also sell shares into the open market under Rule 144 subject to satisfying current public information, volume, manner of sale and notice requirements. As of February 29, 2008, approximately 33.9 million shares of our common stock were held by non-affiliates and approximately 20.7 million shares were held by affiliates.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY IN LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the year ended December 31, 2007, the average daily trading volume of our stock was approximately 69,800 shares and the shares traded as low as $0.34 and as high as $0.90 per share. On February 29, 2008, the closing price of our common stock reported on the OTC Bulletin Board was $0.35. Both volume and price could also be subject to wide fluctuations in response to the following:

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees, directors, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 0.8 million shares outstanding that have exercise prices at or below the recent closing price of our stock on February 29, 2008 of $0.35 per share. We have options and warrants for approximately 15.6 million shares outstanding at prices above the recent $0.35 closing price, and if the market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Future options issued under our stock option plan may have further dilutive effects.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of February 29, 2008, our executive officers, directors and their affiliates beneficially owned or controlled approximately 8.4% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of February 29,
2008). John F. Steel IV, our former Chairman and Chief Executive Officer beneficially owns 16.4% of the outstanding shares of common stock, John J. Hagenbuch beneficially owns 8.9%, Ronald Katz our Chairman beneficially owns 7.9%, and Richard Schoninger beneficially owns 6.2% of our outstanding common stock (after giving effect to the exercise of all options and warrants held by such person which are exercisable within sixty days of February 29, 2008). Accordingly, a limited number of stockholders will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

WE MAY ISSUE COMMON STOCK AS LIQUIDATED DAMAGES UNDER CERTAIN REGISTRATION RIGHTS AGREEMENTS WHICH WILL DILUTE YOUR INVESTMENT IN OUR COMPANY.

In connection with private placements of common shares and warrants in December 2005 and August 2006, we are obligated to maintain registration statements available for the resale of the common shares and the shares underlying the warrants sold in these financings. In April 2007, we notified the December 2005 investors that the registration statement which registered their shares for resale was no longer available, and accordingly, we became subject to liquidated damages beginning on May 20, 2007. Upon filing of this annual report, we will notify the August 2006 investors that the registration statement which registered their shares for resale will no longer be available, and accordingly, we expect to become subject to liquidated damages beginning at the end of April 2008.

With respect to each financing, the liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. We are permitted to pay any such liquidated damages in cash or in shares of common stock at our election. If we elect to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. We are required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

Through December 31, 2007, liquidated damages of $143,000 had accrued, and we discharged $132,000 of such obligation through the issuance of 267,684 shares of common stock. Liquidated damages are expected to continue to accrue at approximately $12,000 per month through April 2008, and at approximately $46,000 thereafter until we file and the SEC declares effective post-effective amendments to the registration statements containing updated financial and other information concerning our company. We intend to continue to pay such amounts by issuing shares of our common stock.

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

In addition Chapter 78 of the Nevada Revised Statutes contains provisions that may enable our board of directors to discourage, delay, or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict the ability of our company to engage in any combination with an interested stockholder for three years after the date a stockholder becomes an interested stockholder, unless, prior to the stockholder becoming an interested stockholder, our board of directors gave approval for the combination or the acquisition of shares which caused the stockholder to become an interested stockholder. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the three-year period only if either the stockholder receives approval from a majority of the outstanding voting shares, excluding shares beneficially owned by the interested stockholder or its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, "interested stockholder" means either a person, other than our company or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within three years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES

We own no real property. We lease approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $20,000 per month. The lease expires on February 28, 2009. This facility is adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS

In January 2007, we received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter and as of March 31, 2008, no lawsuit has been filed by these shareholders.

On March 16, 2007, we and our wholly-owned subsidiary, MicroIslet, Inc., a Delaware corporation (MicroIslet of Delaware); John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the court that we, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. We have not received a response to the DLR, and we intend to dismiss the DLR without prejudice to our ability to refile the action. No amounts have been accrued related to this litigation.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is currently traded on the OTC Bulletin Board under the symbol "MIIS.OB." From June 1, 2004 through May 10, 2007, our common stock was traded on the American Stock Exchange (AMEX) under the trading symbol "MII." The trading market in our common stock on the OTC Bulletin Board is limited and sporadic. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our stockholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. The following table sets forth, for our common stock for the periods indicated, the high and low sale prices as reported by the American Stock Exchange and the OTC Bulletin Board for the period from January 1, 2006, to December 31, 2007. The over-the-counter market quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.

                                                Sale Price
                                ----------------------------------------
                                      2007                   2006
                                -----------------      -----------------
                                  High      Low          High      Low
                                -------   -------      -------   -------

     First Quarter              $  0.90   $  0.44      $  2.63   $  1.50
     Second Quarter                0.87      0.38         2.45      1.46
     Third Quarter                 0.70      0.34         2.09      1.39
     Fourth Quarter                0.67      0.40         1.94      0.72

HOLDERS

On February 29, 2008, there were approximately 110 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have not paid any dividends to date and do not anticipate paying any dividends on our common stock. Nevada and California law currently restrict our ability to pay dividends as a result of our financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2007, the following securities were sold without registration under the Securities Act and not previously reported on Form 10-Q or Form 8-K:

On December 6, 2007, we issued an aggregate of 300,000 restricted stock units to two individuals affiliated with our investor relations firm as partial consideration for the firm's investor relations services. The restricted stock units vest in equal monthly installments over one year beginning on the date of issue, and settle via delivery of shares of common stock six months after vesting, or upon a sooner change in control. The restricted stock units were offered and sold without registration under the Securities Act of 1933 to individuals who were by reason of their business or financial experience as an investor relations professionals capable of evaluating the merits and risks of an investment in the restricted stock units and of protecting their own interests in connection with the acquisition of the restricted stock units, and in reliance upon the exemption from registration in Section 4(2) of the Securities Act. The restricted stock units and the shares issued upon settlement thereof may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act, and the shares issued upon settlement will bear an appropriate restrictive legend.

During the quarter ended December 31, 2007, we incurred liquidated damages of $132,000, which we discharged through the issuance of 267,684 shares of common stock through December 31, 2007. See Note 11 to our consolidated financial statements included in this report. These shares were offered and sold without registration under the Securities Act to accredited investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the shares issued.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, WE URGE YOU TO CAREFULLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THOSE DISCUSSED UNDER "RISK FACTORS" IN PART I, ITEM 1A OF THIS REPORT, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a biotechnology company engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for people with conditions requiring cell-based replacement treatments, with a focus on type 1, or insulin-dependent diabetes. Patented islet transplantation technology, exclusively licensed from Duke University, along with our own developments, constitute methods for isolating, culturing, cryopreservation, and immuno-protection (microencapsulation) of islet cells. We intend to continue our research and development efforts and, ultimately, to introduce products to the market. Currently, we have no products for sale and are focused on research and development activities in preparation for clinical activities.

Since inception, we have financed our operations through private sales of equity securities. We have not generated revenues from sales of products, have had only limited revenues from grants, and have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At December 31, 2007, we had a deficit accumulated during the development stage of approximately $50.2 million. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through April 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations.

GOING CONCERN

The consolidated financial statements included elsewhere in this annual report on Form 10-K have been prepared assuming we will continue as a going concern. We incurred substantial operating losses and negative operating cash flows through December 31, 2007, and as of that date our cash position was $353,000. We have incurred net losses of $9.4 million and $10.7 million and negative operating cash flows of $7.4 million and $9.5 million for the years ended December 31, 2007 and 2006, respectively. We also had a deficit accumulated during the development stage of $50.2 million at December 31, 2007. As of that date, our cash and cash equivalents were $353,000 and working capital deficit was $4.4 million, primarily reflecting $4.2 million of notes payable, including accrued interest, which were due in January 2008 and March 2008 and are currently due on demand. Currently, management has projected that cash on hand will be sufficient to allow us to continue our operations only through April 2008. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future cash requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, we will require external financing to sustain our operations, perhaps for a significant period of time. Our plans include issuing additional debt and/or selling equity securities to sustain our operations. In addition, we will continue to seek funding in the form of grants for our scientific research. During 2007, we completed two private placements of common stock and warrants for aggregate gross proceeds of $2,045,000, and borrowed an additional $4,000,000, $3,000,000 of which was borrowed from our former Chairman and $1,000,000 of which was borrowed from an existing shareholder. In the first quarter of 2008, we issued two convertible notes to a related party pursuant to which we may request to borrow up to $2,500,000 in the aggregate. We have completed short term financings as part of a master purchase agreement dated January 25, 2008 with amendment 1 dated March 17, 2008 and amendment 2 dated April 2, 2008. This purchase agreement allows the Company to borrow up to $4.5 million. Under this purchase agreement we have borrowed $1.0 million in January 2008, $500,000 in March 2008 and $600,000 in April 2008 to fund our working capital needs. See "Recent Debt and Equity Financings" below for more information about these transactions.

If we secure funding and continue to operate as a going concern, our business plan for the next twelve months is to demonstrate the safety and efficacy of our product candidate in animal models and file an IND application with the Food and Drug Administration for xenotransplantation clinical trials. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

RECENT DEBT AND EQUITY FINANCINGS

JANUARY 2007 FINANCING

On January 12, 2007, John J. Hagenbuch, our former Chairman, lent us $2 million under the terms of an unsecured subordinated promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. All outstanding principal and accrued interest under the note became due on January 12, 2008.

In connection with this loan, we issued a 10-year detachable warrant to Mr. Hagenbuch allowing for a purchase for cash of up to 500,000 shares of our common stock at an exercise price of $1.00 per share. On May 10, 2007, this warrant was amended to remove a condition to exercisability based on American Stock Exchange approval, which approval was no longer required due to the removal of our common stock from the American Stock Exchange. This warrant is now fully exercisable.

MAY 2007 FINANCING

On May 15, 2007, Mr. Hagenbuch lent us an additional $1 million under the terms of an unsecured promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. The terms of the note restrict us from incurring senior indebtedness or pledging our intellectual property. All outstanding principal and accrued interest under the note became due on January 12, 2008.

In connection with this loan, we issued a 10-year detachable warrant to Mr. Hagenbuch allowing for a purchase for cash of up to 250,000 shares of our common stock at an exercise price of $0.75 per share.

JUNE 2007 FINANCING

In June 2007, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue and sell 2,612,500 shares of our common stock for cash at a purchase price of $0.40 per share for gross proceeds of $1,045,000. In connection with this financing, we issued warrants to each investor, which are exercisable, commencing on the one-year anniversary of the closing date until the six-year anniversary of the closing date, for an aggregate of 1,306,250 shares of our common stock at an exercise price of $0.60 per share. Also, we incurred legal fees in connection with the financing of approximately $18,000, which were netted with the proceeds. Pursuant to the securities purchase agreement, the purchasers of a majority of the shares had the right to nominate up to four directors to serve on our board of directors. The purchasers nominated the following four individuals to serve on the board: Ronald Katz, Keith B. Hoffman, Ph.D., Jonathan R. T. Lakey, Ph.D., M.S.M., and Michael J. Andrews. Mr. Lakey resigned from the board in February 2008.

In connection with this financing, we entered into a registration rights agreement pursuant to which we agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants on the next registration statement filed with the SEC, relating to an offering for any of our equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for our securities, or in connection with stock option or other employee benefit plans. If the SEC requires us to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, we are obligated to issue to each holder as liquidated damages, a warrant exercisable from and after the date one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of our common stock equal to 4% of the number of shares held by the holder which were required to be omitted.

SEPTEMBER 2007 FINANCING

On September 20, 2007, Peter Knobel, an existing investor, lent us $1 million under the terms of an unsecured subordinated promissory note. All outstanding principal and daily compounded interest at a 10% annual interest rate is due on March 31, 2008, or upon an "event of default," as defined in the agreement. We may prepay the note at any time without penalty.

In connection with this loan, we issued Mr. Knobel a 5-year detachable warrant allowing purchase for cash of up to 400,000 shares of our common stock at an exercise price of $0.40 per share. The warrant is first exercisable on the one year anniversary of the issue date, or upon any earlier merger or acquisition of our company. In connection with this transaction, we entered into a registration rights agreement pursuant to which we agreed to register for resale the shares of common stock issuable upon exercise of the warrant on the next registration statement we file with the SEC relating to an offering for any of our equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for our securities, or in connection with stock option or other employee benefit plans.

NOVEMBER 2007 FINANCING

On November 16, 2007, we entered into a securities purchase agreement with a private trust, pursuant to which we agreed to issue and sell 2,352,941 shares of our common stock for cash at a purchase price of $0.425 per share for gross proceeds of $1,000,000. In connection with this financing, we issued a warrant to the investor, which is exercisable, commencing on the earlier of the one-year anniversary of the closing date or the date of any of certain fundamental transactions involving our company (including a merger, a sale of substantially all of our assets, the commencement of a tender or exchange offer or a reclassification of our common stock) until the six-year anniversary of the closing date, for an aggregate of 1,294,118 shares of our common stock at an exercise price of $0.60 per share. Also, we incurred legal fees in connection with the financing of approximately $26,000, which were netted with the proceeds. Ronald Katz, our Chairman, serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with Mr. Katz.

Also in connection with this financing, we entered into a registration rights agreement pursuant to which we agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants in the next registration statement filed with the SEC relating to an offering for any of our equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for our securities, or in connection with stock option or other employee benefit plans. If the SEC requires us to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, we will be obligated to issue to each holder, as liquidated damages, a warrant exercisable beginning one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of our common stock equal to 4% of the number of shares held by the holder which were required to be omitted.

JANUARY 2008, MARCH 2008 AND APRIL 2008 FINANCINGS

On January 25, 2008, we entered into a securities purchase agreement with a private trust. Ronald Katz, our Chairman, serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with Mr. Katz. The purchase agreement permitted us to issue up to $2,000,000 in aggregate principal amount of Subordinated Convertible Unsecured Revolving Promissory Notes due March 31, 2008 and warrants to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the notes, divided by $2.50. Each note accrues interest at the rate of 10% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at our option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in our next equity financing transaction in which we raise at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.40 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving our company. The holder may elect a cashless exercise of the warrant under certain circumstances.

In connection with the purchase agreement, on January 25, 2008, we issued to the trust (1) a note in the principal amount of $1,000,000 (January Note), and (2) a warrant (January Warrant) to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the January Note, divided by $2.50, up to a maximum of 400,000 shares. The full $1,000,000 under the January Note has been drawn down by us, and accordingly, the January Warrant is exercisable for 400,000 shares.

Pursuant to the purchase agreement, on January 25, 2008, we also entered into a registration rights agreement with the trust, pursuant to which we have agreed to register for resale the shares of common stock issuable upon exercise of the warrants issued pursuant to the purchase agreement on the next registration statement we file with the SEC relating to an offering for any of our equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for our securities, or in connection with stock option or other employee benefit plans.

On March 17, 2008, we entered into a First Amendment to Securities Purchase Agreement and Promissory Note with the trust. Pursuant to the amendment, the maximum aggregate original principal amount of the notes issuable under the purchase agreement was increased from $2,000,000 to $2,500,000, and the maturity date of the notes was extended to May 31, 2008. The maturity date may be accelerated by the trust upon the occurrence and during the continuance of an event of default.

In connection with the amendment, on March 17, 2008, we issued to the trust (1) a note in the principal amount of $1,500,000 (March Note), and (2) a warrant (March Warrant), to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the March Note, divided by $2.50, up to a maximum of 600,000 shares. On that same date, the trust advanced to us $500,000 under the terms of the March Note. Prior to the maturity of the March Note, we may request additional advances from the trust, up to a total aggregate principal amount of $1,500,000, which the trust may agree to make in its sole discretion.

We entered into a Second Amendment to Securities Purchase Agreement with the trust effective April 2, 2008. Pursuant to the amendment, the maximum aggregate original principal amount of the notes issuable under the purchase agreement was increased from $2,500,000 to $4,500,000.

In connection with this amendment, on April 2, 2008, we borrowed $500,000 from one accredited investor unaffiliated with the trust or Mr. Katz and issued a note under the purchase agreement in the original principal amount of $500,000. On April 4, 2008, we borrowed an additional $100,000 from another accredited investor unaffiliated with the trust or Mr. Katz on the same terms. The warrants issued in connection with these notes are exercisable for 240,000 shares. The terms and conditions of these notes and warrants are otherwise substantially similar to the March Note and March Warrant.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions which affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Share-Based Compensation
------------------------

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R, "Share-Based Payment," using the modified prospective transition method. Under that transition method compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, adjusted for estimated forfeitures, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for comparative purposes. At December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.9 years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the consolidated financial statements included in this report. We estimate the expected term of options granted based on the history of grants and exercises in our option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. We estimate the volatility of our common stock at the date of grant based on historical trading of our common stock. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data of our company and the peer group to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For all options we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

RESULTS OF OPERATIONS

Grant revenue for the years 2007 and 2006 was $742,000 and $631,000, respectively, and is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health
(NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes.

General and administrative expenses decreased by $1,166,000 to $3,161,000 in 2007 compared to $4,327,000 in 2006. The decreases included:

         o decreased investor relations expense ($103,000) resulting from the expiration of our contract with an investor relations firm in March 2007 and the delay until November 2007 in executing a contract with a new firm;

         o decreased directors' fees ($75,000) due to the waiver by all directors of unpaid fees and future fees in June 2007;

         o decreased share-based compensation expense under FAS 123R ($518,000) due to reduced headcount;

         o reduced compensation expense associated with the Chief Executive Officer position ($293,000); and

         o decreases in legal expenses ($21,000), office supplies ($12,000) and insurance ($15,000).

         o These decreases were offset by non-cash expenses for stock issuances to certain stockholders in satisfaction of contractual liquidated damages associated with the unavailability of a registration statement ($132,000).

Research and development expenses decreased $680,000 to $6,408,000 in 2007, from $7,088,000 in 2006. These decreases included:

         o    decreased share-based compensation expense under FAS 123R
              ($517,000);

         o    reduced lab operations expense due to increased outsourcing
              ($461,000);

         o    reduced repair and maintenance due to outsourcing ($19,000); and

         o reduced salary and benefits ($721,000) resulting from an decrease in headcount;

         o These decreases were offset by outsourcing and expanded research collaboration costs with Progenitor Cell Therapy, The Scripps Research Institute, UC Davis and FIOS Therapeutics, Inc. ($888,000)

Interest income was $60,000 in 2007 and $133,000 in 2006. The decrease in interest income was due primarily to the lower levels of cash and cash equivalents throughout the year compared to the previous year.

Interest expense was $665,000 in 2007 and $8,000 in 2006. The increase in interest expense was attributable to the three short term notes payable that we entered into during the year ended December 31, 2007. See "Recent Debt and Equity Financings" above for more information about these notes.

Our net loss was $9,434,000 or $0.18 per common share in 2007, and $10,663,000 or $0.23 per common share in 2006. We expect to report additional significant net losses for the foreseeable future.

We have not generated profits to date and therefore have not paid any federal income taxes nor have we recognized any tax benefits since inception. At December 31, 2007, our federal tax net operating loss and federal tax credit carry forwards were $42.9 million and $1,024,000, respectively, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carry forwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through December 31, 2007, have netted approximately $27.5 million, and to a lesser extent, through short-term debt, grant funding, and interest earned on short-term investments.

Our combined cash and cash equivalents totaled $353,000 at December 31, 2007, a decrease of $1.5 million from December 31, 2006. The primary uses of cash and cash equivalents during the year ended December 31, 2007, included $7.4 million to finance our operations - principally employee costs, lab supplies, collaboration research, and working capital requirements. The sources of cash during the year ended December 31, 2007, were sales of common stock and warrants, sales of short term notes payable to related persons, and grant payments.

During 2007, we completed two private placements of common stock and warrants for aggregate gross proceeds of $2,045,000, and borrowed an additional $4,000,000, $3,000,000 of which was borrowed from our former Chairman and $1,000,000 of which was borrowed from an existing shareholder, to fund working capital needs. In the first quarter of 2008, we issued two convertible notes to a related party pursuant to which we may request to borrow up to $2,500,000 in the aggregate. See "Recent Debt and Equity Financings" above for more information about these transactions.

As stated above, future cash requirements will depend on many factors. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals, and market acceptance for our products. See "Risk Factors" in Part I, Item 1A of this report.

As described in the overview above, we expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only through April 2008.

We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidates. We expect that our primary sources of capital for the foreseeable future will be through the public or private sale of our debt or equity securities and through collaborative arrangements. There can be no assurance that such collaborative arrangements, or any public or private financing, will be available on acceptable terms, if at all, or can be sustained. Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock and economic conditions affecting the public markets generally or some portion or the entire technology sector. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse effect on our business. See "Risk Factors" in Part I, Item 1A of this report.

PLAN OF OPERATION

We have budgeted our total cash costs for our operations for the next 12 months (ending March 31, 2009) at approximately $15.4 million. We believe however that the costs of remaining pre-clinical studies and Phase I/II xenotransplantation trials could range from $16 to $18 million as further explained in the milestone table below. The actual amount of funds required during the next 12 months, and the amount required to complete initial pre-clinical studies and Phase I/II xenotransplantation trials, will depend on a variety of factors, many of which are outside of our control. These factors include, among others, the results of initial and follow-up studies and unforeseen changes in biopharmaceutical regulations.

The $15.4 million we have budgeted for the 12 months is divided into the following categories:

Category                                             Estimated Cost
--------                                             --------------
Personnel .....................................      $    2,330,000
Equipment .....................................              30,000
Outside consultants and services ..............           6,600,000
Supplies and materials ........................             560,000
Travel ........................................             480,000

Facilities ....................................             320,000
General & administrative ......................             590,000
Retirement of short term notes payable and
liabilities to related persons ................           4,500,000
                                                     --------------
Total .........................................      $   15,410,000
                                                     ==============

The actual costs within each category, and the total costs for initial pre-clinical studies, may vary significantly from the estimates set forth above based on the factors discussed above.

Our in-house research and development effort is focused on development of our first product candidate called MicroIslet-P(TM). In our 3,000 square foot laboratory, we have eight employees working full-time on this effort with assistance from outside contractors. This research uses porcine islet cells that have been isolated and encapsulated using our proprietary technology licensed from Duke University, as well as any additional processes, procedures, and scientific advances we develop in our laboratory.

We have sponsored research at TSRI, The California Regional Primate Center at the University of California, Davis, and BioTox Sciences, and research continues at all such institutions except TRSI.

Together with our sponsored research partners, and possibly other collaborators, we continue to obtain data relating to insulin levels, blood glucose control, immune reactions, and any side effects associated with our islet transplantation methods. We are collecting information on dose and duration of effect regarding implanted cells in relevant diabetes models. We are also working on developing approaches for the reduction or elimination of the need for the use of systemic immunosuppressive drugs in islet cell transplant recipients. Through these activities, we are hoping to further establish attractive safety and efficacy parameters we have seen in our product candidates to date. Such parameters are required for the support of our planned human clinical trials.

In December 2007, we presented data to the Food and Drug Administration during a pre-investigational new drug meeting regarding our planned clinical xenotransplantation trials. At that meeting, we disclosed that we have achieved evidence of graft function after 12 months in diabetic non-human primates. These findings revealed that, on average, glucose levels were lowered more than 30%, while insulin dose requirements fell by 50% as compared to time periods prior to the experimental intraperitoneal transplantation of the encapsulated porcine islets. More importantly, these results were achieved with transient immunosuppression treatments, followed by the elimination of immunosuppression 35-40 days after each transplant procedure. We believe this is the first demonstration of prolonged graft function in the peritoneal site without the use of prolonged immune suppression. These studies were designed to establish evidence of continued graft function and efficacy of immunoisolation, rather than the achievement of an insulin-free condition in these diabetic animals. Thus, while optimization of this approach is yet to be determined, the feasibility of this intervention as a treatment strategy for insulin-deficient diabetes has been demonstrated.

Preliminary results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.

The initial patient population that we are targeting in our business strategy are the thousands of persons who have received kidney transplants due to renal malfunction from poorly controlled diabetes. The scientific literature suggests that the requirements of these patients are not being met by a kidney transplant alone. In cases where a pancreas transplant or islet cell transplants have been available for such patients, they have had significantly improved kidney graft survival and improved overall survival. A clear limitation has been that sufficient amounts of islet cells, in a form that can be delivered safely and in a reproducible fashion, are not readily available.

The following chart is a summary of the significant milestones we believe we will have to meet after successfully completing initial feasibility studies in order to begin and complete clinical human trials, and eventually to generate revenue from the sale of our MicroIslet-P(TM), product candidate. We do not presently have a budget or timetable for the development of our MicroIslet-H(TM) product. Our work toward achieving these milestones will overlap, and the amount of effort and expense for each milestone may vary significantly depending on the favorability, consistency, and repeatability of results. The chart also includes the estimated cost of achieving each milestone.

                                                                             ESTIMATED TIME OF     ESTIMATED COST OF
MILESTONE                                                                    COMPLETION            ACHIEVING EACH MILESTONE
---------                                                                    ----------            ------------------------

FILE IND APPLICATION FOR XENOTRANSPLANTATION CLINICAL TRIALS.  We will be    3/4Q2008              $7-8 Million
conducting activities in order to meet FDA requirements to establish the porcine islet donor pig facility and the islet processing and microencapsulation facility.  QC/QA, GMP and GLP validation studies will be needed to support this IND.

INITIATE PHASE I/II XENOTRANSPLANTATION CLINICAL TRIALS. Once the IND for    1Q2010                $9-10 Million
xenotransplantation clinical trials is active, we plan to begin clinical trials administering microencapsulated porcine islets to evaluate the safety and preliminary efficacy of these islets in type 1 diabetes patients with kidney transplants.  Whether additional Phase I/II trials will be needed will be based on the results of the initial trial and additional discussions with the FDA.  During these trials, we will evaluate whether our product candidate may qualify for an orphan drug designation under the Orphan Drug Act.  If our candidate receives an orphan drug designation, we will be eligible for seven years of market exclusivity following the approval of the product by the FDA, tax benefits, and special research subsidies and funding.

INITIATE PHASE III HUMAN CLINICAL TRIALS. The design of these studies will   2010                  Unknown
be based on the results of the completed xenotransplantation clinical trial(s) and future discussions with the FDA.  These studies test product safety and effectiveness in an expanded patient population in order to evaluate the overall risk/benefit relationship of the product and to provide an adequate basis for product labeling.  While the scope of these trials is larger, it is not expected that the trial design will mimic the randomized, double-blind design of trials for chemical drugs which typically include hundreds, even thousands, of patients.

COMPLETE HUMAN CLINICAL TRIALS AND SUBMIT OUR PRODUCT TO THE FDA FOR         2010 - 2011           Unknown
APPROVAL.  Once the clinical investigations are complete we intend to submit a marketing application to the FDA including all of our clinical, preclinical, and manufacturing data.  The type marketing application that will be submitted for MicroIslet-P ((TM)) is called a biologics license application (BLA).  The FDA may refuse to accept a BLA for filing if certain content criteria are not met and may require additional information, including clinical data, before approval.

BEGIN TO MANUFACTURE, MARKET AND SELL OUR PRODUCT(S) TO BROADER CLINICAL     2011                  Unknown
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

We have not at this time identified any source of revenue from operations until MicroIslet-P(TM) is approved by the Food and Drug Administration for sale. The approval process is long and costly, and is dependent on the success of multiple human clinical trials. It is difficult to estimate when, if ever, those trials will be completed.

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

We expect to add additional employees and collaborators as they become necessary.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

NEW ACCOUNTING PRONOUNCEMENTS

The possible effect on our consolidated financial statements of new accounting pronouncements that have been issued for future implementation is discussed in the footnotes to our audited consolidated financial statements (see Note 2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this Item 8 begin on page F-1 and are located following the signature page and officer certifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T) CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

 Management (with the participation of our Chief Executive Officer and Acting Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management has reviewed the results of their assessment with our Audit Committee.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

EMPLOYMENT AGREEMENT WITH DR LAKEY

On September 4, 2007, we entered into an employment agreement with Jonathan Lakey, Ph.D, M.S.M., our former President and Chief Scientific Officer. Prior to his appointment, Dr. Lakey served as a member of our Scientific Advisory Board. The employment agreement with Dr. Lakey contained the following terms:

         o    Dr. Lakey earned a base salary of $250,000 per year.

         o During the term of the agreement, we agreed to recommend to the nominating and governance committee, and to the board, that Dr. Lakey be included on management's slate of directors at each meeting of our stockholders at which directors are elected and that he continue to serve as a member of the executive committee of the board.

         o Dr. Lakey was an at-will employee and either we or Dr. Lakey could terminate employment at any time.

         o Dr. Lakey was reimbursed for reasonable expenses incurred under the agreement, including travel between San Diego and Dr. Lakey's primary residence in Edmonton, Alberta Canada, and housing and automobile expenses in San Diego of up to $2,900 per month.

         o Dr. Lakey was entitled to all benefits including vacation, health and disability benefits, for which he was eligible under the terms and conditions of our standard benefit plans provided generally to senior level executives.

Dr. Lakey also received an option to purchase 400,000 shares of our common stock under our 2005 Equity Incentive Plan at an exercise price per share of $0.57, which was the closing price of our common stock as reported on the OTC Bulletin Board on that date. The option had a ten year life subject to continuing service to our company. The option vested as to 25% of the shares immediately when granted and as to an additional 25% on each of the first, second, and third anniversaries of the date of grant, subject to Dr. Lakey's continuing to serve as our President and Chief Scientific Officer.

On January 25, 2008, Dr. Lakey was released from his position as President and Chief Scientific Officer, at which time his employment agreement with us terminated.

On February 28, 2008, Dr. Lakey resigned from our board of directors, at which time his option ceased vesting. The option will expire unless exercised prior to May 28, 2008.

This disclosure is provided in lieu of disclosure under Item 5.02(e) of Form
8-K.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS.

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

         Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to the Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES.

All schedules have been omitted as they are not required, not applicable, or the required information is otherwise included. (a)(3) EXHIBITS.

------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                   Filed        Incorporated                                Exhibit
Exhibit No.  Description                           Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.1          Articles of Incorporation                                X         10-SB        Aug. 13, 1999  3.(a)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.2          Certificate of Amendment to the                          X         SB-2         July 25, 2002  3.2
             Articles of Incorporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.3          Certificate of Amendment to the                          X         8-A12B       May 27, 2004   3.1C
             Articles of Incorporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
3.4          Amended and Restated Bylaws                              X         10-KSB       April 6, 2006  3.3
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
4.1          Specimen Common Stock Certificate                        X         SB-2/A       Nov. 20, 2002  4.1
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.1         Amended and Restated 2000 Stock                          X         10-KSB       March 30,      10.1
             Option Plan, as amended and                                                     2004
             restated January 30, 2004*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.2         Form of Stock Option Grant Notice                        X         10-KSB       March 30,      10.2
             and Stock Option Agreement under                                                2005
             2000 Stock Option Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.3         License and Sponsored Research                           X         SB-2/A       Feb. 10, 2003  10.3
             Agreement dated September 15, 1998,
             between MicroIslet of Delaware and
             Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.4         Amendment to License and Sponsored                       X         SB-2/A       Feb. 10, 2003  10.14
             Research Agreement dated February
             5, 1999, between MicroIslet of
             Delaware and Duke University
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.5         Research Funding and Option                              X         10-KSB       March 28,      10.6
             Agreement dated February 20, 2003,                                              2003
             between MicroIslet, Inc. and the
             Scripps Research Institute, a
             California nonprofit public benefit
             corporation +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.6         Standard Industrial/Commercial                           X         SB-2         July 25, 2002  10.6
             Multi-Tenant Lease dated July 3,
             2002, between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.7         First Amendment dated February 17,                       X         8-K          Feb. 24, 2005  99.1
             2005, to the Lease dated July 3,
             2002 between MicroIslet, Inc. and
             Nancy Ridge Technology Center, L.P.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------



------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                   Filed        Incorporated                                Exhibit
Exhibit No.  Description                           Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.8         Warrant Agreement, dated April 11,                       X         SB-2         April 15,      10.19
             2003, between MicroIslet, Inc. and                                              2003
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.9         Warrant Agreement, dated May 12,                         X         8-K          May 13, 2003   10.2
             2003 between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.10        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.2
             2003, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.11        Warrant Amendment, dated August 26,                      X         8-K          Aug. 28, 2003  10.4
             2003, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 1995
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.12        Form of Warrant dated October 31,                        X         8-K          Nov. 3, 2003   10.2
             2003
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.13        Form of Special Stock Option used                        X         S-8          Sept. 26,      99.2
             in connection with option grants                                                2003
             outside of MicroIslet, Inc.'s stock
             option plans*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.14        Special Stock Option granted to                          X         10-KSB       March 30,      10.34
             Robert W. Anderson on November 10,                                              2004
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.15        Special Stock Option granted to                          X         10-KSB       March 30,      10.36
             Steven T. Frankel on November 10,                                               2004
             2003*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.16        Form of Securities Purchase                              X         10-KSB       March 30,      10.37
             Agreement dated as of March 16, 2004                                            2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.17        Form of Warrant Agreement dated as                       X         10-KSB       March 30,      10.38
             of March 16, 2004                                                               2004
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.18        Warrant Agreement, dated January                         X         10-QSB       May 13, 2004   10.3
             30, 2004, between MicroIslet, Inc.
             and Strategic Growth International,
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.19        Warrant Agreement, dated May 25,                         X         10-QSB       Aug. 13, 2004  10.3
             2004, between MicroIslet, Inc. and
             Strategic Growth International, Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.20        Amended and Restated MicroIslet,                         X         S-8          Apr. 6, 2007   4.2
             Inc. 2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.21        Form of Stock Option Grant Notice          X
             and Stock Option Agreement under
             2005 Equity Incentive Plan (revised
             December 2007)*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.22        Form of Stock Award Agreement under                      X         8-K          Jan. 19, 2006  99.2
             2005 Equity Incentive Plan*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.23        System lease dated August 23, 2005,                      X         10QSB        Nov. 14, 2005  10.1
             between MicroIslet, Inc. and
             Beckman Coulter Corporation
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------



------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                   Filed        Incorporated                                Exhibit
Exhibit No.  Description                           Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.24        Securities Purchase Agreement dated                      X         8-K          Dec. 27, 2005  99.1
             as of December 23, 2005, between
             MicroIslet, Inc. and certain
             purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.25        Registration Rights Agreement dated                      X         8-K          Dec. 27, 2005  99.2
             as of December 23, 2005, between
             MicroIslet, Inc. and certain
             investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.26        Form of Warrant dated December 23,                       X         8-K          Dec. 27, 2005  99.3
             2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.27        Long Term Supply Agreement dated                         X         8-K/A        Jan. 1, 2006   99.2
             November 15, 2005, between
             MicroIslet, Inc. and Mayo
             Foundation for Medical Education
             and Research +
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.28        Professional Services Agreement                          X         8-K          Jan. 19, 2006  99.3
             dated January 18, 2006, between
             MicroIslet, Inc. and Resources
             Connection, LLC*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.29        Securities Purchase Agreement dated                      X         8-K          August 1,      99.1
             July 27, 2006, among MicroIslet,                                                2006
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.30        Amendment dated December 7, 2006 to                      X         8-K          December 12,   99.1
             Securities Purchase Agreement dated                                             2006
             July 27, 2006, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.31        Registration Rights Agreement dated                      X         8-K          August 1,      99.2
             July 27, 2006, among MicroIslet,                                                2006
             Inc. and certain investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.32        Form of Warrant dated July 27, 2006                      X         8-K          August 1,      99.3
                                                                                             2006
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.33        Unsecured Subordinated Promissory                        X         8-K          January 17,    99.1
             Note dated January 12, 2007, issued                                             2007
             by MicroIslet, Inc. to John J.
             Hagenbuch, Trustee U/D/T dated
             September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.34        Warrant Agreement dated January 12,                      X         8-K          January 12,    99.2
             2007, between MicroIslet, Inc. and                                              2007
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.35        Unsecured Promissory Note dated May                      X         8-K          May 15, 2007   99.1
             15, 2007, issued by MicroIslet,
             Inc. to John J. Hagenbuch, Trustee
             U/D/T dated September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.36        Warrant Agreement dated May 15,                          X         8-K          May 15, 2007   99.2
             2007, between MicroIslet, Inc. and
             John J. Hagenbuch, Trustee U/D/T
             dated September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------



------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                   Filed        Incorporated                                Exhibit
Exhibit No.  Description                           Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.37        Amendment to Warrant Agreement                           X         8-K          May 15, 2007   99.3
             dated May 10, 2007, for the benefit
             of John J. Hagenbuch, Trustee U/D/T
             dated September 13, 2005
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.38        Securities Purchase Agreement dated                      X         8-K          June 21, 2007  99.1
             June 20, 2007, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.39        Registration Rights Agreement dated                      X         8-K          June 21, 2007  99.2
             June 20, 2007, among MicroIslet,
             Inc. and certain investors
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.40        Form of Warrant dated June 20, 2007                      X         8-K          June 21, 2007  99.3
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.41        Summary of Certain Compensation                          X         10QSB        Aug. 20, 2007  10.6
             Arrangements
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.42        Unsecured Subordinated Convertible                       X         8-K          Sept. 21,      99.1
             Promissory Note dated September 20,                                             2007
             2007, issued by MicroIslet, Inc. to
             Peter Knobel
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.43        Warrant Agreement dated September                        X         8-K          Sept. 21,      99.2
             20, 2007, between MicroIslet, Inc.                                              2007
             and Peter Knobel
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.44        Registration Rights Agreement dated                      X         8-K          Sept. 21,      99.3
             September 20, 2007, between                                                     2007
             MicroIslet, Inc. and Peter Knobel
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.45        Employment Agreement dated                               X         10QSB        Nov. 19, 2007  10.4
             September 4, 2007, between
             MicroIslet, Inc. and Jonathan R. T.
             Lakey, Ph.D., M.S.M.*
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.46        Services Agreement dated September                       X         10QSB        Nov. 19, 2007  10.5
             1, 2007, between MicroIslet, Inc.
             and Progenitor Cell Therapy, LLC.+
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.47        Securities Purchase Agreement dated        X
             November 16, 2007, between
             MicroIslet, Inc. and SMR 1996 Trust
             III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.48        Registration Rights Agreement dated        X
             November 16, 2007, between
             MicroIslet, Inc. and SMR 1996 Trust
             III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.49        Form of Warrant dated November 16,         X
             2007, issued to SMR 1996 Trust III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.50        Securities Purchase Agreement dated                      X         8-K          Jan. 31, 2008  99.1
             January 24, 2008, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.51        Subordinated Convertible Unsecured                       X         8-K          Jan. 31, 2008  99.2
             Revolving Promissory Note dated
             January 25, 2008, issued to SMR
             1996 Trust III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.52        Form of Warrant dated January 25,                        X         8-K          Jan. 31, 2008  99.3
             2008
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.53        Registration Rights Agreement dated                      X         8-K          Jan. 31, 2008  99.4
             January 24, 2008, among MicroIslet,
             Inc. and certain purchasers
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------


------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
                                                   Filed        Incorporated                                Exhibit
Exhibit No.  Description                           Herewith     by Reference    Form         Date Filed     No.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.54        First Amendment to Securities                            X         8-K          Mar. 21, 2008  99.1
             Purchase Agreement and Promissory
             Note dated March 17, 2008, between
             MicroIslet, Inc. and SMRH 1996
             Trust III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.55        Subordinated Convertible Unsecured                       X         8-K          Mar. 21, 2008  99.2
             Revolving Promissory Note dated
             March 17, 2008, issued to SMR 1996
             Trust III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.56        Warrant dated March 17, 2008,                            X         8-K          Mar. 21, 2008  99.3
             issued to SMR 1996 Trust III
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
10.57        Letter agreement dated October 8,          X
             2007 between MicroIslet, Inc. and
             Amaresh Basu, Ph.D *
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
16.1         Letter from Deloitte & Touche LLP,                       X         8-K          July 24, 2007  16.1
             Independent Registered Public
             Accounting Firm.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
21.1         List of Subsidiaries of MicroIslet,                      X         SB-2         July 25, 2002  21.1
             Inc.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
23.1         Consent of  KMJ Corbin & Company           X
             LLP, Independent Registered Public
             Accounting Firm.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
23.2         Consent of  Deloitte & Touche LLP,         X
             Independent Registered Public
             Accounting Firm.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
24.1         Power of Attorney (included as a           X
             part of the signature page attached
             hereto)
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
31.1         Certification of Michael J.                X
             Andrews, Principal Executive and
             Financial Officer, pursuant to Rule
             13a-14(a) or 15d-14(a) of the
             Securities Exchange Act of 1934, as
             adopted pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------
32.1         Certificate pursuant to 18 U.S.C.          X
             Section 1350, as adopted pursuant
             to Section 906 of the
             Sarbanes-Oxley Act of 2002,
             executed by Michael J. Andrews,
             Principal Executive and Financial
             Officer.
------------ ------------------------------------- ------------ --------------- ------------ -------------- -----------

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

MICROISLET, INC.

By:   /s/ Michael Andrews                              Date:    April 11, 2008
      -------------------
Michael Andrews
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Each person whose signature appears below hereby severally constitutes and appoints Michael Andrews, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature                                  Title                      Date
---------                                  -----                      ----

/s/ Michael Andrews           Chief Executive Officer,           April 11, 2008
----------------------------  Acting Chief Financial Officer
Michael Andrews               and Director (Principal Executive
                              Officer and Principal Financial
                              and Accounting Officer)

/s/ Ronald Katz               Chairman and Director              April 11, 2008
----------------------------
Ronald Katz

/s/ Robert W. Anderson        Director                           April 11, 2008
----------------------------
Robert W. Anderson, M.D.

/s/ Steven T. Frankel         Director                           April 11, 2008
----------------------------
Steven T. Frankel

                              Director
----------------------------
Keith Hoffman, Ph.D

/s/ Barry Ritholtz            Director                           April 11, 2008
----------------------------
Barry Ritholtz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page


            Report of Independent Registered Public Accounting Firm          F-2
            Report of Independent Registered Public Accounting Firm          F-3

                   CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets                                      F-4
            Consolidated Statements of Operations                            F-5
            Consolidated Statements of Stockholders' Equity (Deficit)        F-6
            Consolidated Statements of Cash Flows                           F-12
            Notes to Consolidated Financial Statements                      F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of


MicroIslet, Inc.


San Diego, California


We have audited the accompanying consolidated balance sheet of MicroIslet, Inc. and subsidiary, a development stage company (the "Company"), as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the cumulative data from August 21, 1998 (inception) to December 31, 2006 in the consolidated statements of operations, stockholders' equity (deficit) and cash flows, which was audited by other auditors whose report, dated April 2, 2007, expressing an unqualified opinion (which report includes an explanatory paragraph related to the uncertainty of the Company's ability to continue as a going concern) has been furnished to us. The consolidated financial statements for the period from August 21, 1998 (inception) to December 31, 2006 reflect total revenues and net loss of $1,194,000 and $40,765,000, respectively, of the related totals. Our opinion, insofar as it relates to the amounts included for the cumulative data from August 21, 1998 (inception) to December 31, 2006 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroIslet, Inc. and subsidiary, as of December 31, 2007, and the results of their operations and their cash flows for the year then ended and for the cumulative period from August 21, 1998 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring losses and negative cash flows from operations since inception and has a working capital deficit of $4,396,000 and a cash balance of $353,000 at December 31, 2007. Management has estimated that cash on hand will be sufficient to allow the Company to continue its operations only into the second quarter of 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.



/s/ KMJ Corbin & Company LLP


Irvine, California

April 10, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroIslet, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of MicroIslet, Inc. and subsidiary, a development stage company, (the "Company") as of December 31,2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from August 21, 1998 (date of inception) to December 31, 2006 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MicroIslet, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended and for the period from August 21, 1998 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Deloitte & Touche LLP


San Diego, California

April 2, 2007

                                     MICROISLET, INC.
                               (A Development Stage Company)
                                Consolidated Balance Sheets

                                                                                December 31,       December 31,
                                                                                    2007               2006
                                                                                ------------       ------------
ASSETS

Current Assets:
            Cash and cash equivalents                                           $    353,000       $  1,847,000
            Grant receivables                                                         79,000                 --
            Other receivables                                                         52,000              5,000
            Prepaid expenses                                                         120,000            438,000
            Other current assets                                                       4,000             64,000
                                                                                ------------       ------------

                     Total current assets                                            608,000          2,354,000

            Property and equipment, net                                              205,000            295,000
            Patents, net                                                              41,000             17,000
            Deposits and other assets                                                 50,000             51,000
                                                                                ------------       ------------

                     Total assets                                               $    904,000       $  2,717,000
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
            Accounts payable                                                    $    508,000       $    292,000
            Accrued payroll                                                           25,000             79,000
            Accrued legal and other expenses                                         288,000            101,000
            Current portion of capital lease obligation                               23,000             36,000
            Loans from related parties (including accrued interest
               of $235,000), net of unamortized discount of $75,000                4,160,000                 --
                                                                                ------------       ------------

                     Total current liabilities                                     5,004,000            508,000

Capital lease obligation - net of current portion                                         --             25,000
                                                                                ------------       ------------

                     Total liabilities                                             5,004,000            533,000
                                                                                ------------       ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
            Convertible preferred stock - $.001 par value: 10,000,000
                shares authorized; no shares issued and outstanding
                at December 31, 2007 and 2006                                             --                 --
            Common stock - $.001 par value:  100,000,000 shares authorized
                54,574,426 and 49,341,301 shares issued and outstanding
                at December 31, 2007 and 2006, respectively                           55,000             49,000
            Additional paid-in capital                                            46,044,000         42,900,000
            Deficit accumulated during the development stage                     (50,199,000)       (40,765,000)
                                                                                ------------       ------------

                     Total stockholders' equity (deficit)                         (4,100,000)         2,184,000
                                                                                ------------       ------------

                     Total liabilities and stockholders' equity (deficit)       $    904,000       $  2,717,000
                                                                                ============       ============

                 See notes to consolidated financial statements.


                                     MICROISLET, INC.
                               (A Development Stage Company)
                           Consolidated Statements of Operations


                                                                                               August 21, 1998
                                                                    Year Ended               (Date of Inception)
                                                                    December 31,                     to
                                                              2007              2006          December 31, 2007
                                                          ------------       ------------       ------------

Grant revenue                                             $    742,000       $    631,000       $  1,936,000
                                                          ------------       ------------       ------------

Expenses:
           Research and development expenses                 6,408,000          7,088,000         29,410,000
           General and administrative expenses               3,161,000          4,327,000         22,354,000
                                                          ------------       ------------       ------------
                   Operating expenses                       (9,569,000)       (11,415,000)       (51,764,000)
                                                          ------------       ------------       ------------
                   Loss from operations                     (8,827,000)       (10,784,000)       (49,828,000)
                                                          ------------       ------------       ------------

Other income (expense):
           Interest income                                      60,000            133,000            507,000
           Interest expense                                   (665,000)            (8,000)          (851,000)
           Other                                                (2,000)            (4,000)           (27,000)
                                                          ------------       ------------       ------------
                   Total other income (expense), net          (607,000)           121,000           (371,000)
                                                          ------------       ------------       ------------

                   Net loss                               $ (9,434,000)      $(10,663,000)      $(50,199,000)
                                                          ============       ============       ============

Basic and diluted net loss per share                      $      (0.18)      $      (0.23)      $      (1.71)
                                                          ============       ============       ============

Weighted average number of shares outstanding -
           basic and diluted                                51,068,626         46,439,402         29,385,483

                      See notes to consolidated financial statements.



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Sale of common stock to
  founders, August 21, 1998             --         --     12,594,203   $     13,000   $    (12,000)             --    $      1,000
Stock issued pursuant to
  license agreement,
  September 15, 1998                    --         --        344,586             --             --              --              --
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1998              --         --     12,938,789         13,000        (12,000)             --           1,000

Sale of preferred stock,
  net:
  May 4, 1999                       82,888         --             --             --        186,000              --         186,000

Net loss                                --         --             --             --             --         (73,000)        (73,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999          82,888         --     12,938,789         13,000        174,000         (73,000)        114,000

Sale of common stock, net:
  January 20, 2000                      --         --      1,706,679          2,000        498,000              --         500,000
  January 24, 2000                      --         --        500,080             --             --              --              --

Payments received in
  advance of January 1,
  2001 stock issuance                   --         --             --             --        500,000              --         500,000

Compensation expense
  related to options
  issued in exchange
  for services                          --         --             --             --        211,000              --         211,000

Net loss                                --         --             --             --             --        (965,000)       (965,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000          82,888    $    --     15,145,548   $     15,000   $  1,383,000    $ (1,038,000)   $    360,000

                                                                                                                       (Continued)
                                See notes to consolidated financial statements.


                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2000          82,888    $    --     15,145,548   $     15,000   $  1,383,000    $ (1,038,000)   $    360,000

Sale of common stock, net:
  January 1, 2001                       --         --      1,706,679          2,000        498,000              --         500,000
  July 2, 2001                          --         --         52,094             --        100,000              --         100,000
  November 2, 2001                      --         --        166,668             --        887,000              --         887,000

Stock issued pursuant to
  license agreement,
  October 16, 2001                      --         --        344,586          1,000      2,067,000              --       2,068,000

Compensation expense
  related to options
  issued in exchange
  for services                          --         --             --             --      1,341,000              --       1,341,000

Net loss                                --         --             --             --             --      (4,894,000)     (4,894,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2001          82,888         --     17,415,575         18,000      6,276,000      (5,932,000)        362,000

Sale of common stock, net:
  April 24, 2002                        --         --        504,620          1,000      2,430,000              --       2,431,000
  May 13, 2002                          --         --         10,000             --         54,000              --          54,000
  May 15, 2002                          --         --          8,333             --         45,000              --          45,000
  August 31, 2002                       --         --         16,334             --         88,000              --          88,000

33,334 shares of common
  stock due pursuant to
  investment banking
  agreement                             --         --             --             --       (200,000)             --        (200,000)

Conversion of preferred
  stock to common stock            (82,888)        --      1,295,332          1,000         (1,000)             --              --

Issuance of shares in
  merger with ALD
  Services, Inc.                        --         --      3,408,398          3,000         (3,000)             --              --

Reverse merger warrant
  expense                               --         --             --             --      3,478,000              --       3,478,000

Compensation expense
  related to options
  issued in exchange
  for services                          --         --             --             --        331,000              --         331,000

Net loss                                --         --             --             --             --      (6,106,000)     (6,106,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2002              --    $    --     22,658,592   $     23,000   $ 12,498,000    $(12,038,000)   $    483,000

                                                                                                                        (Continued)
                                See notes to consolidated financial statements.



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2002              --    $    --     22,658,592   $     23,000   $ 12,498,000    $(12,038,000)   $    483,000

Sale of common stock, net:
  June 26, 2003                         --         --        500,000             --        250,000              --         250,000
  September 4, 2003                     --         --      1,000,600          1,000        399,000              --         400,000
  October 31, 2003                      --         --      1,080,000          1,000        469,000              --         470,000

Common stock sold to
  related party, October
  31, 2003                              --         --        300,000             --        150,000              --         150,000

Common stock sold under
  agreement with Fusion
  Capital, net                          --         --      1,017,505          1,000        534,000              --         535,000

Common stock issued
  under Agreement with
  Fusion  Capital as
  issuance cost                         --         --        501,468          1,000         (1,000)             --              --

Compensation expense
  related to options
  issued in exchange
  for services                          --         --             --             --        254,000              --         254,000

Common stock issued in
  conversion of related
  party debt                            --         --      1,022,200          1,000        510,000              --         511,000

Stock issued on exercise
  of employee stock
  options                               --         --         30,000             --         12,000              --          12,000

Warrants issued in
  relation to related
  party debt                            --         --             --             --        142,000              --         142,000

Common stock issued as
  commission                            --         --         33,334             --        200,000              --         200,000

Net loss                                --         --             --             --             --      (3,040,000)     (3,040,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2003              --    $    --     28,143,699   $     28,000   $ 15,417,000    $(15,078,000)   $    367,000

                                                                                                                        (Continued)
                                See notes to consolidated financial statements.



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2003              --    $    --     28,143,699   $     28,000   $ 15,417,000    $(15,078,000)   $    367,000

Sale of common stock, net:
  March 16, 2004                        --         --      9,923,449         10,000     11,749,000              --      11,759,000

Common stock sold under
  agreement with Fusion
  Capital                               --         --        415,094             --        500,000              --         500,000

Stock issued on exercise
  of employee stock
  options                               --         --        498,661          1,000        205,000              --         206,000

Stock issued on exercise
  of warrants                           --         --        665,943          1,000        542,000              --         543,000

Compensation expense
  related to options
  issued in exchange for
  services                              --         --             --             --        354,000              --         354,000

Compensation expense
  related to warrants
  issued in exchange for
  services                              --         --             --             --      1,669,000              --       1,669,000

Net loss                                --         --             --             --             --      (6,518,000)     (6,518,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004              --         --     39,646,846         40,000     30,436,000     (21,596,000)      8,880,000

Sale of common stock, net:
  December 23, 2005                     --         --      2,285,000          2,000      2,971,000              --       2,973,000

Common stock sold under
  agreement with Fusion
  Capital                               --         --         37,066             --         40,000              --          40,000

Stock issued on exercise
  of employee stock
  options                               --         --            100             --             --              --              --

Stock issued on exercise
  of warrants                           --         --        576,149             --        534,000              --         534,000

Compensation expense
  related to options
  issued in exchange
  for services                          --         --             --             --        111,000              --         111,000

Net loss                                --         --             --             --             --      (8,506,000)     (8,506,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005              --    $    --     42,545,161   $     42,000   $ 34,092,000    $(30,102,000)   $  4,032,000

                                                                                                                        (Continued)
                                See notes to consolidated financial statements.



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2005              --    $    --     42,545,161   $     42,000   $ 34,092,000    $(30,102,000)   $  4,032,000

Sale of common stock, net:
  August 4, 2006                        --         --      2,172,720          2,000      3,103,000              --       3,105,000

Sale of common stock,
  related parties and
  affiliates, net:
  August 4, 2006                        --         --        379,341             --        607,000              --         607,000

Stock issued for legal
  settlement                            --         --        190,000             --        344,000              --         344,000

Stock issued for late
  registration                          --         --         56,899             --        106,000              --         106,000

Stock issued on exercise
  of employee stock
  options                               --         --      1,397,217          2,000        538,000              --         540,000

Stock issued on exercise
  of non-employee
  stock options                         --         --         93,766             --         55,000              --          55,000

Stock issued on exercise
  of warrants                           --         --      2,506,197          3,000      2,564,000              --       2,567,000

Share-based
  compensation expense                  --         --             --             --      1,491,000              --       1,491,000

Net loss                                --         --             --             --             --     (10,663,000)    (10,663,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2006              --    $    --     49,341,301   $     49,000   $ 42,900,000    $(40,765,000)   $  2,184,000

                                                                                                                        (Continued)
                                See notes to consolidated financial statements.



                                               MICROISLET, INC.
                                         (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity (Deficit)
                    For the period August 21, 1998 (Date of Inception) to December 31, 2007

                                                                                       ADDITIONAL
                                  PREFERRED STOCK              COMMON STOCK             PAID-IN        ACCUMULATED
                                 SHARES       AMOUNT       SHARES         AMOUNT        CAPITAL          DEFICIT         TOTAL
                              ------------    -------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2006              --    $    --     49,341,301   $     49,000   $ 42,900,000    $(40,765,000)   $  2,184,000

Estimated relative fair
  value of warrants
  granted in connection
  with related parties
  notes payable                         --         --             --             --        499,000              --         499,000

Sale of common stock,
  related parties and
  affiliates, net:
  June 20,  2007 (price
  per unit $0.40)(1)                    --         --      2,612,500          3,000      1,024,000              --       1,027,000

November 16, 2007 (price
  per unit $0.425)(1)                   --         --      2,352,941          2,000        972,000              --         974,000

Stock issued for late
  registration                          --         --        267,684          1,000        131,000              --         132,000

Share-based
  compensation expense                  --         --             --             --        518,000              --         518,000

Net loss                                --         --             --             --             --      (9,434,000)     (9,434,000)
                              ------------    -------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2007              --    $    --     54,574,426   $     55,000   $ 46,044,000    $(50,199,000)   $ (4,100,000)
                              ============    =======   ============   ============   ============    ============    ============

                                                                                                                        (Concluded)

(1) A unit consists of 1 share of common stock and a warrant to purchase 1/2 share of common stock (warrants may only be exercised in whole numbers of shares).

                                See notes to consolidated financial statements.



                                          MICROISLET, INC.
                                    (A Development Stage Company)
                                Consolidated Statements of Cash Flows

                                                                                                 August 21, 1998
                                                                          Year Ended                (Date of
                                                                          December 31,            Inception) to
                                                                      2007           2006       December 31, 2007
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
      Net loss                                                    $ (9,434,000)   $(10,663,000)   $(50,199,000)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Warrant compensation expense                                    --              --       5,147,000
            Interest paid with warrant                                      --              --         142,000
            Amortization of related parties loan discount              424,000              --         424,000
            In process research and development
              acquired for common stock                                     --              --       2,068,000
            Legal settlement paid with common stock                         --          40,000          40,000
            Late registration damages paid with shares of stock        132,000         106,000         238,000
            Share-based compensation                                   518,000       1,491,000       4,612,000
            Depreciation and amortization                              105,000         111,000         467,000
            Loss on disposal of equipment                                   --              --          18,000
Changes in operating assets and liabilities:
      Grant receivables                                                (79,000)        103,000         (79,000)
      Other receivables                                                (47,000)        129,000         (52,000)
      Prepaid expenses                                                 318,000        (285,000)       (121,000)
      Other current assets                                              60,000         (64,000)         (4,000)
      Deposits and other assets                                          1,000           5,000         (62,000)
      Accounts payable and accrued expenses                            349,000        (432,000)      1,356,000
      Accrued interest on related parties loans                        235,000              --         235,000
                                                                  ------------    ------------    ------------

            Net cash used in operating activities                   (7,418,000)     (9,459,000)    (35,770,000)
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
      Proceeds from sale of property and equipment                          --              --           1,000
      Purchases of property and equipment                              (14,000)        (47,000)       (612,000)
      Patent costs                                                     (25,000)         (7,000)        (32,000)
                                                                  ------------    ------------    ------------
            Net cash used in investing activities                      (39,000)        (54,000)       (643,000)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
      Payments on capital lease obligation                             (38,000)        (33,000)        (84,000)
      Loans from related parties                                     4,000,000              --       4,525,000
      Repayment of loan from related parties                                --              --         (25,000)
      Proceeds from sale of common stock, net of offering costs      2,001,000       3,712,000      27,501,000
      Proceeds from exercise of stock options and warrants                  --       3,162,000       4,663,000
      Proceeds from sale of preferred stock                                 --              --         186,000
                                                                  ------------    ------------    ------------

            Net cash provided by financing activities                5,963,000       6,841,000      36,766,000
                                                                  ------------    ------------    ------------
            Net (decrease) increase in cash and cash equivalents    (1,494,000)     (2,672,000)        353,000
Cash and cash equivalents at beginning of period                     1,847,000       4,519,000              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of period                        $    353,000    $  1,847,000    $    353,000
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



                                          MICROISLET, INC.
                                    (A Development Stage Company)
                                Consolidated Statements of Cash Flows

                                                                                                 August 21, 1998
                                                                          Year Ended                (Date of
                                                                          December 31,            Inception) to
                                                                      2007           2006       December 31, 2007
                                                                  ------------    ------------    ------------
Supplemental disclosure of cash flow information:
Interest paid                                                     $      7,000    $      8,000    $     21,000
Income taxes paid                                                 $      2,000    $      2,000    $     13,000

Supplemental disclosures of non-cash investing
  and financing activities:
      Common stock issued in relation to legal settlement         $         --    $    304,000    $    304,000
      Conversion of loan from related party to stock              $         --    $         --    $    510,000
      In-process research and development acquired for
        common stock                                              $         --    $         --    $  2,068,000
      Common stock issued as commission for offering of
        common stock                                              $         --    $         --    $    316,000
      Estimated relative fair value of warrants issued
        in connection with related parties notes payable          $    499,000    $         --    $    641,000
      Compensation paid with warrant related to reverse merger    $         --    $         --    $  3,478,000
      Common stock issued to founders                             $         --    $         --    $    (12,000)
      Shares issued pursuant to investment banking agreement      $         --    $         --    $   (200,000)
      Common stock issued related to reverse merger               $         --    $         --    $ 20,450,000
      Assets acquired under capital lease                         $         --    $         --    $    106,000


                           See notes to consolidated financial statements.


                                                F-13

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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware , Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 ("Inception") to December 31, 2007, and the financial results of the Company (which functions as a holding company after the Merger) for the post-merger period from April 24, 2002 through December 31, 2007.

In October 2005, the Company was awarded a $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institute of Health ("NIH"). The balance remaining under the research grant as of December 31, 2007, was approximately $74,000. The grant is being used to further development of the Company's islet cell transplantation technology for the treatment of insulin-dependent diabetes. The Phase II SBIR grant was awarded following peer review by the NIH of results from the completion of the Phase I grant for the same project.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial operating losses and negative operating cash flows through December 31, 2007, and as of December 31, 2007 and 2006 the Company's cash position was $353,000 and $1,847,000, respectively. The Company has incurred net losses of $9.4 million and $10.7 million and negative operating cash flows of $7.4 million and $9.5 million for the years ended December 31, 2007 and 2006, respectively. The Company also had a deficit accumulated during the development stage of $50.2 million at December 31, 2007. As of that date, the Company had negative working capital of $4.4 million, primarily reflecting $4.2 million of notes payable, including accrued interest, which matured in January 2008 and March 2008 and are currently due on demand. Currently, management has projected that cash on hand, including cash that may be borrowed under the convertible notes issued in the first quarter of 2008, will be sufficient to allow the Company to continue its operations only into April 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company's plans include raising additional debt and/or equity financing to sustain its operations. In addition, the Company will continue to seek funding in the form of grants for its scientific research. During 2007, the Company completed two private placements of common stock and warrants for aggregate gross proceeds of $2,045,000, and borrowed an additional $4,000,000 from related parties. See Notes 8 and 9 to the consolidated financial statements for more information about these transactions. In the first quarter of 2008, the Company issued two convertible notes to a related party pursuant to which the Company may request to borrow up to $2,500,000 in the aggregate. We have completed short term financings as part of a master purchase agreement dated January 25, 2008 with amendment 1 dated March 17, 2008 and amendment 2 dated April 2, 2008. This purchase agreement allows the Company to borrow up to $4.5 million. Under this purchase agreement we have borrowed $1.0 million in January 2008, $500,000 in March 2008 and $600,000 in April 2008 to fund our working capital needs. See
Note 17 to the consolidated financial statements for more information about these notes.

If the Company secures funding and continues to operate as a going concern, its business plan for the next twelve months is to demonstrate the safety and efficacy of its product candidate in animal models and to file an IND application with the Food and Drug Administration for xenotransplantation clinical trials. It is necessary for the Company to establish evidence of efficacy of its approach in order to advance to subsequent milestones.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The Company's planned principal operations have not yet commenced. Accordingly, the Company's activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses since inception have been considered as part of the Company's development stage activities.

Use of estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of receivables, the recoverability of long-lived assets, the valuation of common stock, warrants and stock options and the valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity date of three months or less from the date of purchase to be cash equivalents.

Concentration of credit risk
----------------------------

The Company has cash in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company had cash balances of $332,000 in excess of FDIC insured limits. The Company maintains its cash balances at a credit-worthy financial institution and management believes the risk of loss of cash balances in excess of the insured limit to be low.

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

Impairment of long-lived assets
-------------------------------

All long-lived assets are reviewed for potential impairment in value whenever events or changes in circumstances indicate a carrying value of an asset may not be recoverable under SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." Impairment is determined by comparing future projected undiscounted cash flows to be generated by the asset to its carrying value. If impairment is identified, a loss would be recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Intangible assets
-----------------

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized; however, these assets are reviewed at least annually for impairment. Intangible assets with finite lives are amortized using a straight -line method over the useful life of 17 years. The Company carries no goodwill on its books for the years ended December 31, 2007 and 2006. Further, during fiscal years 2007 and 2006, the Company had no material impairments of intangible assets, which consist of patents.

Fair value of financial instruments
-----------------------------------

At December 31, 2007 and 2006, the Company's financial instruments included cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes and loans from related parties. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and accrued compensation and payroll taxes and loans from related parties approximates fair value due to the short-term maturities of these instruments.

Grant revenue
-------------

Grant revenue consists of amounts earned under research grants with the National Institute of Health. The Company's federal government grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Revenue under the grants is recognized when the related qualified research and development expenses are incurred up to the limit of the approval funding amounts. Grant receivables reflect amounts of qualified research and development expenses incurred under research grants, which have not yet been reimbursed to the Company.

Research and development
------------------------

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, contract services and other outside expenses. Research and development costs are charged to operations when incurred.

Share-based compensation
------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R ("SFAS 123R"), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a new rule amending the effective date for SFAS 123R. The Company implemented SFAS 123R on January 1, 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. As of December 31, 2007, there are 8,471,239 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan ("2005 Plan"). The Company has no awards with market or performance conditions. All options granted under the 2005 Plan through December 31, 2007, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term. Shares issued upon option exercise are newly issued shares since the Company has no treasury shares. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as modified by SFAS 123R to include estimated forfeitures and expected future volatility rates.

Prior to January 1, 2006, the Company accounted its share-based employee compensation plans under the intrinsic value measurement and recognition provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS 123. Accordingly, the Company recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans prior to January 1, 2006, as substantially all options granted under those plans had exercise prices equal to the fair market value of the Company's common stock on the date of grant. Results for prior periods have not been restated for comparative purposes.

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

The Company has been operating at a loss since inception. The Company has a net operating loss carry forward and has provided for a full valuation allowance against its deferred income tax assets recorded as of December 31, 2007. Since the Company does not have sufficient taxable income in the year ended December 31, 2007, no deferred income tax assets and deferred income tax benefits were recorded for the stock options that were granted in the year and that ordinarily would have resulted in a future tax deduction. In accordance with SFAS 123R, since the Company has a net operating loss carry forward, a tax benefit and a credit to common stock for the excess deduction would not be recognized until that deduction reduces taxes payable.

Total compensation expense related to all of the Company's share-based awards recognized under SFAS 123R, for the years ended December 31, 2007 and 2006, was comprised of the following:

                                                               2007            2006
                                                            -----------    -----------
         Research and development                           $   117,000    $   597,000
         General and administrative                             401,000        865,000
                                                            -----------    -----------
            Share-based compensation expense before taxes       518,000      1,462,000
         Related income tax benefits                                 --             --
                                                            -----------    -----------
            Share-based compensation expense                $   518,000    $ 1,462,000
                                                            ===========    ===========
         Net share-based compensation expense per common
           share -- basic and diluted                       $     (0.01)   $     (0.03)
                                                            ===========    ===========

As of December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 1.9 years.

The Company accounts for certain stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," ("EITF 96-18"). Under EITF 96-18, the Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense recorded under EITF 96-18 in 2007 and 2006 was $0 and $29,000 respectively.

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

FORFEITURES. The Company uses historical data of the Company and the peer group to estimate pre-vesting option forfeitures. The Company's estimate uses a combination of historical forfeiture rates found in the peer group, historical rates found at the Company, and the Company's measured turnover rates for employees and directors/senior management. As required by SFAS 123R, the Company records share-based compensation expense only for those awards that are expected to vest. Previously, under SFAS 123, the Company recognized the effect of forfeitures when they occurred.

The Company used the following weighted average assumptions to estimate the fair value of employee options granted for the years ended December 31, 2007 and 2006:
                                                        Year Ended December 31,
                                                        -----------------------
                                                         2007           2006
                                                        ---------     ---------
Average expected term (years)                            5.50          3.96
Expected volatility                                        80  %         77  %
Risk-free interest rate                                  4.61  %       4.41  %
Expected dividend yield                                     0  %          0  %
Average forfeiture rate                                     5  %          7  %

Modifications
-------------

Certain options granted to the Company's former President and COO were modified as part of a separation agreement entered into in February 2006. The modification extended the exercise date for each outstanding fully vested option held by the former executive to December 31, 2006. In connection with this modification, the Company recorded compensation expense of $43,000 during the first quarter of 2006. This amount was calculated as the excess of the fair value of the modified options immediately after the modification over the fair value of such options immediately prior to the modification, in accordance with provisions of SFAS 123R. The fair value of the modified options was calculated using an assumed forfeiture rate of 0%, expected volatility of 88% and an average expected term of 10.5 months. The intrinsic value of these options after the modification was $2.1 million.

Income taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes". In accordance with SFAS 109, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements.

The Company adopted the provisions of FIN 48 on January 1, 2007, see Note 14 for additional information.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company believes that it is properly accounting for its registration rights agreements in accordance with this FSP (see Notes 8, 9 and 11).

In June 2007, the FASB ratified EITF No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. This standard is not expected to have a material impact on the Company's future consolidated financial statements.

In December 2007, the FASB ratified EITF No. 07-1, "Accounting for Collaborative Agreements" ("EITF No. 07-1"). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products and product candidates. EITF No. 07-1 is effective for the Company as of January 1, 2009, and its adoption is not expected to have a material impact on its consolidated results of operations or financial position.

In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions" ("FSP 157-1"), FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 removes leasing from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

NOTE 3.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses at December 31, 2007 primarily consist of advance payments for research services, most of which will be used in the first quarter of 2008. Prepaid expenses at December 31, 2006 primarily consist of advance payments for research services, all of which were used in the first quarter of 2007.

                                                          2007           2006
                                                        ---------     ---------
Property and Equipment, net:
----------------------------
Laboratory equipment                                    $ 493,000     $ 484,000
Computer equipment                                         78,000        76,000
Furniture and fixtures                                     70,000        67,000
Leasehold improvements                                     14,000        14,000
                                                        ---------     ---------
                                                          655,000       641,000
Less accumulated depreciation and amortization           (450,000)     (346,000)
                                                        ---------     ---------
                                                        $ 205,000     $ 295,000
                                                        =========     =========

Depreciation expense associated with property and equipment was $104,000 and $110,000 for the years ended December 31, 2007 and 2006, respectively, and $462,000 from Inception through December 31, 2007. At December 31, 2007 and 2006, assets acquired under capital leases totaled $106,000 for both years with accumulated depreciation of $51,000 and $30,000, respectively. Depreciation of assets acquired under the capital lease was $21,000 and $21,000 for the years ended December 31, 2007 and 2006, respectively.

                                                        2007             2006
                                                      --------         --------
Patents, net:
-------------
Patents                                               $ 46,000         $ 21,000

Less accumulated  amortization                          (5,000)          (4,000)
                                                      --------         --------
                                                      $ 41,000         $ 17,000
                                                      ========         ========

Amortization expense related to amortizable intangible assets was $1,000 and $1,000 for fiscal years 2007 and 2006 and $5,000 from inception through December 31, 2007. Based solely on the amortizable intangible assets as of December 31, 2007, the estimated annual amortization expense of intangible assets for each of the next five years is $1,000 and $6,000 thereafter. The remaining $30,000 pertains to expenses associated with the Company's pending patent applications. There is no guarantee that these patents will be issued. If any of these patents are issued in the future they will be amortized over a 20 year period. If the patents are denied or abandoned at a future date, the costs associated with the patent will be immediately expensed. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments or abandonments, and other relevant factors.

NOTE 4.  LICENSE AND COLLABORATION AGREEMENTS

DUKE UNIVERSITY

The Company entered into a license agreement with Duke University ("Duke") in September 1998, which was amended in February 1999. Pursuant to the license agreement, the Company sponsored research conducted by Duke from 1998 through 2001 in connection with the isolation, culture, storage, and encapsulation of insulin-producing islet cells from porcine sources to be used for transplantation in patients with insulin-dependent diabetes. Under the license agreement, the Company agreed to pay Duke University for all direct and indirect costs incurred in the performance of the research. As of December 31, 2007, the Company had paid Duke approximately $496,000 for its research efforts and recorded such amounts as research and development expenses in the accompanying consolidated statements of operations.

The license agreement gives the Company the exclusive, worldwide commercialization rights to any product in any field of use developed under the Company's sponsorship, with the right to sublicense. The Company is obligated to pay Duke a royalty of 5% of all proceeds generated by any future commercial products derived from the licensed technology. In the event the Company is required to pay a third party additional royalties in order to commercialize a product, royalty stacking will be capped so that the total royalty due to Duke and any other third parties will not exceed 10% of the net proceeds received from sales of a product.

As additional consideration for the license, the Company issued 344,586 shares of the Company's common stock to Duke upon the execution of the agreement. The Company issued an additional 344,586 shares to Duke upon its issuance of the first patent involving the technology in October 2001. The Company is obligated to issue an additional 344,586 shares to Duke upon approval of a licensed product. The cost of the license rights is based on the fair value of the Company's common stock when earned by Duke, and has been expensed as acquired in-process research and development because the technology is in the early development stage and has no foreseeable alternative future uses.

The agreement imposes on the Company an obligation to indemnify Duke, its officers, employees, and agents against claims arising from the Company's or any sub licensee's development, manufacture, or sale of any products that are developed through the use of the patented technology licensed from Duke. The agreement also imposes on the Company an obligation to use best efforts to market for exploitation the licensed technology, to develop manufacturing capabilities internally or through third parties, and to continue active, diligent marketing efforts for products based on the licensed technology, including a vigorous sublicensing program to effect commercialization of such products in any field the Company does not exploit on the Company's own. If the Company fails to meet these obligations, Duke may reduce the license to a non-exclusive one. Moreover, if the Company fails to meet the Company's obligations under the agreement, including the Company's payment obligations, and fails to remedy the Company's breach within 30 days of notice of the breach from Duke, Duke may terminate the agreement. The license agreement expires when the last patent within the patent rights licensed to the Company by Duke has expired.

THE SCRIPPS RESEARCH INSTITUTE

The Company has entered into a collaboration agreement in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes with The Scripps Research Institute ("TSRI"). Under the terms of the agreements, the Company and TSRI are conducting preclinical studies utilizing the Company's proprietary technologies. The Company paid to TSRI approximately $229,000 and $596,000 during the years ended December 31, 2007 and 2006, respectively, and a total of $1.8 million since January 1, 2003. These expenses were recorded as research and development expenses in the accompanying consolidated statements of operations.

CALIFORNIA NATIONAL PRIMATE RESEARCH CENTER AT UNIVERSITY OF CALIFORNIA, DAVIS

The Company has entered into three collaboration agreements with the California National Primate Research Center at the University of California, Davis in the area of islet cell transplantation therapies for treatment of insulin-dependent diabetes. The first agreement called for the Company to fund the university in the amount of approximately $1.4 million over a three year period ended May 2007. A second agreement amounting to approximately $181,000 called for additional primate studies over a one-year period ended August 2007. Work under the agreements continued past the end dates and through the remainder of 2007. A third agreement was signed in March 2008 that included the additional, post contract costs of the earlier contracts and specified activities to be performed through July 2008. The Company paid to the University of California, Davis, approximately $799,000 and $750,000 during the years ended December 31, 2007 and 2006, respectively, and a total of $1.8 million from January 1, 2004 through December 31, 2007. These expenses were recorded as research and development expenses in the accompanying consolidated statements of operations.


NOTE 5.  COMMITMENTS

OPERATING LEASE COMMITMENTS. The Company leases office and laboratory facilities under non-cancelable operating leases. The Company leases approximately 12,000 square feet of office and laboratory space in San Diego, California at a current rental rate of approximately $20,000 per month. The lease expires on February 28, 2009.

Rent expense was $223,000 and $254,000 for the years ended December 31, 2007 and 2006, respectively, and $1,470,000 from August 21, 1998 (inception) to December 31, 2007. The Company received rent under a sub-lease to the aforementioned lease for the fiscal year ended December 31, 2007 of $10,500. The future minimum rental receipts of this sub-lease, which expired on February 29, 2008, were $6,000. Future minimum rental payments under all non-cancelable operating lease commitments as of December 31, 2007 are as follows:

Year Ending December 31:
------------------------
         2008                                                           $237,000
         2009                                                             38,000
                                                                        --------
         Total                                                          $275,000
                                                                        ========

CAPITAL LEASE COMMITMENTS. In August 2005, the Company acquired an equipment system under a three-year capital lease obligation. This capital lease provides the Company with the option at the expiration of the lease term to purchase the system for a price of $1.00. Future minimum payments under the capital lease as of December 31, 2007 are as follows:

Year Ending December 31:
------------------------
      2008                                                             $ 24,000
                                                                       --------
      Less amount representing interest                                  (1,000)
                                                                       --------
      Present value of net lease payments                                23,000
      Less current portion                                              (23,000)
                                                                       --------
      Long-term portion of obligation                                  $     --
                                                                       ========

NOTE 6.  SIGNIFICANT CONTRACTS AND GRANTS

FIOS Long-term supply agreement
-------------------------------

In November 2005, the Company entered into a long-term strategic supply agreement with the Mayo Foundation for Medical Education and Research, which agreement has been assumed by FIOS Therapeutics, Inc. ("FIOS"). Under the agreement, FIOS will supply designated pathogen free pigs to the Company for use in development of MicroIslet-P(TM). Under the terms of the agreement, FIOS will supply MicroIslet substantially all of its non-transgenic porcine islet production for a period of three to seven years.

Under the contract, regardless of the number of pigs ordered, the Company must pay FIOS a monthly fee of approximately $100,000 per month. FIOS can increase the monthly fee at specific times throughout the contract limited by a Consumer Price Index calculation. The contract also limits the Company to the maximum purchase of approximately 20 pigs per month.

In addition to the monthly fee, the Company agreed to grant to FIOS a warrant to purchase 75,000 shares of its common stock upon the occurrence of each of the following events: (i) active Investigational New Drug application for a product using designated pathogen free pigs, (ii) approval to start a Phase II clinical trial using designated pathogen free pigs, (iii) approval to start a Phase III clinical trial using designated pathogen free pigs, and (iv) New Drug Application/Biologics License Application approval for a product using designated pathogen free pigs. Each warrant will have an exercise price of $1.90 per share and will be exercisable for 10 years following the date of issuance. These warrants have been accounted for in accordance with EITF 96-18. At December 31, 2007 and 2006, the liability was determined to be contingent, the lowest aggregate fair value of the warrants was determined to be zero, and no expense was recorded. In each future period the Company will evaluate these warrants and record an expense as necessary.

Government grant research
-------------------------

In October 2005, the Company was awarded a $1.7 million Phase II SBIR grant by the NIH (see Note 1). Revenue for this grant for the years ended December 31, 2007 and 2006, was $742,000 and $631,000, respectively, and the accumulated to date revenue for this grant since inception is $1,624,000. The balance remaining under the research grant as of December 31, 2007 and 2006 was $74,000 and $816,000, respectively.

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

NOTE 8.  LOAN FINANCINGS

JANUARY 2007 FINANCING

On January 12, 2007, John J. Hagenbuch, the Company's former Chairman, lent the Company $2 million under the terms of an unsecured subordinated promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. All outstanding principal and accrued interest under the note became due on January 12, 2008 and is now due on demand.

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

In accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the warrant was estimated to be $268,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.765%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as additional paid-in capital and a corresponding debt discount.

MAY 2007 FINANCING

On May 15, 2007, Mr. Hagenbuch lent the Company an additional $1 million under the terms of an unsecured promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. The terms of the note restrict the Company from incurring senior indebtedness or pledging its intellectual property. All outstanding principal and accrued interest under the note became due on January 12, 2008 and is now due on demand.

In connection with this loan, the Company issued a 10-year detachable warrant to Mr. Hagenbuch allowing for a purchase for cash of up to 250,000 shares of stock at an exercise price of $0.75 per share. Mr. Hagenbuch is the beneficial owner of approximately 9.0% of the Company's common stock, including this warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the warrant was estimated to be $94,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 4.71%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as additional paid-in capital and a corresponding debt discount.

SEPTEMBER 2007 FINANCING

On September 20, 2007, Peter Knobel, an existing investor, lent the Company $1 million under the terms of an unsecured subordinated promissory note. All outstanding principal and monthly compounded interest at a 10% annual interest rate was due on March 31, 2008 and is now due on demand. The interest rate increased to 24% following maturity.

In connection with this loan, the Company issued Mr. Knobel a 5-year detachable warrant allowing for a purchase for cash of up to 400,000 shares of stock at an exercise price of $0.40 per share. The warrant is first exercisable on the one year anniversary of the issue date, or upon any earlier merger or acquisition of the Company. In connection with this transaction, the Company entered into a registration rights agreement pursuant to which it agreed to register for resale the shares of common stock issuable upon exercise of the warrant on the next registration statement it files with the SEC, relating to an offering for any of its equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for its securities, or in connection with stock option or other employee benefit plans.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the warrant was estimated to be $137,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 5 years, a volatility rate of 80%, and a risk-free interest rate of 4.35%. The amount allocated to the warrant resulting from the relative fair value allocation of the proceeds between the debt and warrant was accounted for as additional paid-in capital and a corresponding debt discount.


The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the year ended December 31, 2007 and from inception through December 31, 2007, the Company amortized $424,000 related to the debt discounts, which is recorded as interest expense in the accompanying consolidated statements of operations.

Total interest expense (including amortization of debt discounts) related to the loans from related parties was $658,000 for the year ended December 31, 2007 and from inception through December 31, 2007.

NOTE 9.  EQUITY FINANCINGS

DECEMBER 2005 FINANCING

In December 2005, the Company sold to certain accredited investors 2,285,000 shares of common stock at a purchase price of $1.50 per share. In connection with the financing, the Company also issued to the investors five-year warrants to purchase 1,142,500 shares at $1.65 per share. The Company paid placement fees to two placement agents equal to 8% of the gross proceeds, or $274,200, and issued warrants to the placement agents to purchase an aggregate of 91,400 common shares. The warrants issued to the placement agents have exercise prices of $1.65 and $1.88 per share and expire on December 29, 2010. The fair value of the warrants, $85,000, has not been recorded as an adjustment to the financial statements as it would have been both an increase and decrease to additional paid-in capital.

AUGUST 2006 FINANCING

In the August 2006 private placement, 379,341 shares were purchased by directors, officers, employees, or consultants of the Company, or affiliates of such persons at a price of $1.67 per share. In connection with this placement, the Company issued warrants to each investor. These related parties and affiliates received warrants for an aggregate of 208,638 shares of common stock at an exercise price of $1.67 per share. These warrants will be exercisable from February 3, 2007 to August 3, 2011.

JUNE 2007 FINANCING

In June 2007, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell 2,612,500 shares of its common stock for cash at a purchase price of $0.40 per share for gross proceeds of $1,045,000. In connection with this financing, the Company issued warrants to each investor, which are exercisable, commencing on the one-year anniversary of the closing date until the six-year anniversary of the closing date, for an aggregate of 1,306,250 shares of the Company's common stock at an exercise price of $0.60 per share. Also, the Company incurred legal fees in connection with the financing of approximately $18,000, which were netted with the proceeds. The fair value of the warrants issued has not been recorded in the financial statements as it would have been both an increase and decrease to additional paid-in capital. Pursuant to the securities purchase agreement, the purchasers of a majority of the shares had the right to nominate up to four directors to serve on the Company's board of directors. The purchasers nominated the following four individuals who now serve on the board:
Ronald Katz, Keith B. Hoffman, Ph.D., Jonathan R. T. Lakey, Ph.D., M.S.M., and Michael J. Andrews. Dr. Lakey has since resigned from the board of directors.

In connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants on the next registration statement filed with the SEC, relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans. If the SEC requires the Company to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, the Company is obligated to issue to each holder as liquidated damages, a warrant exercisable from and after the date one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of its common stock equal to 4% of the number of shares held by the holder which were required to be omitted. At December 31, 2007, the Company has not accrued for any liquidated damages related to this registration rights agreement.

NOVEMBER 2007 FINANCING

On November 16, 2007, the Company entered into a securities purchase agreement with a private trust, pursuant to which the Company agreed to issue and sell 2,352,941 shares of its common stock for cash at a purchase price of $0.425 per share for gross proceeds of $1,000,000. In connection with this financing, the Company issued a warrant to the investor, which is exercisable, commencing on the earlier of the one-year anniversary of the closing date or the date of any of certain fundamental transactions involving the Company (including a merger, a sale of substantially all of the Company's assets, the commencement of a tender or exchange offer or a reclassification of the Company's common stock) until the six-year anniversary of the closing date, for an aggregate of 1,294,118 shares of the Company's common stock at an exercise price of $0.60 per share. Also, the Company incurred legal fees in connection with the financing of approximately $26,000, which were netted with the proceeds. The fair value of the warrants issued has not been recorded in the financial statements as it would have been both an increase and decrease to additional paid-in capital. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman.

Also in connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register for resale the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants in the next registration statement filed with the SEC, relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans. If the SEC requires the Company to omit some of the shares purchased in the financing or upon exercise of the warrants in order for the offering to retain the status of a secondary offering under SEC Rule 415, the Company will be obligated to issue to each holder, as liquidated damages, a warrant exercisable beginning one year after the closing date at an exercise price of $0.60 per share and expiring on the date six years after the closing date, for a number of shares of its common stock equal to 4% of the number of shares held by the holder which were required to be omitted. At December 31, 2007, the Company has not accrued for any liquidated damages related to this registration rights agreement.

NOTE 10. RELATED PARTY TRANSACTIONS

See "December 2005 Financing" "August 2006 Financing" "January 2007 Financing," "May 2007 Financing" and "September 2007 Financing" in Note 8 of the consolidated financial statements; "June 2007 Financing" and "November 2007 Financing" in Note 9 of the consolidated financial statements; and "January 2008, March 2008 and April 2008 Financings" in Note 17 of the consolidated financial statements.

NOTE 11. LIQUIDATED DAMAGES TO INVESTORS

DECEMBER 2005 FINANCING

In connection with a private placement of common shares and warrants in December 2005, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. In April 2007, the Company notified the investors that the registration statement which registered such shares for resale was no longer available, and accordingly, the Company became subject to liquidated damages beginning on May 20, 2007. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. The Company is permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If the Company elects to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. The Company is required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

In March 2006, a committee of the Board of Directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through December 31, 2007, liquidated damages of $143,000 had accrued, and the Company discharged $132,000 of such obligation through the issuance of 267,684 shares of common stock in 2007. 30,192 of these shares were issued to the Company's Chairman who was an investor in the financing. Liquidated damages decreased approximately $8,000 per month in January 2008 as a result of shares sold in the financing and held by non-affiliates being eligible for sale without volume restrictions under Rule 144. Liquidated damages on all outstanding warrants issued in the December 2005 financing, and on shares held by the Company's Chairman and the holder of the promissory note issued in September 2007 will continue to accrue at approximately $12,000 per month until the Company files and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning our company. The Company intends to continue to pay such amounts by issuing shares of its common stock.

AUGUST 2006 FINANCING

In connection with a private placement of common shares and warrants in August 2006, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. Upon filing of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007, the Company will notify the August 2006 investors that the registration statement which registered their shares for resale will no longer be available, and accordingly, the Company expects to become subject to liquidated damages beginning at the end of April 2008. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. The Company is permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If the Company elects to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. The Company is required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

NOTE 12. STOCKHOLDERS' EQUITY

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

December 2005 Financing
-----------------------
The Company issued, in fiscal year ended December 31, 2007 and 2006, 267,684 and 56,899 shares of common stock respectively, in satisfaction of liquidated damages owed to the purchasers in the Company's December 2005 financing for failure to timely file and have declared effective by the SEC, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock issuable upon the exercise of the warrants issued to the purchasers. The Company recorded $132,000 and $106,000 of expense, in the fiscal years ended December 31, 2007 and 2006, respectively, associated with the liquidated damages shares which is classified as general and administrative expenses in the accompanying consolidated statements of operations (see Note 11).

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

The Company's Board of Directors adopted the 2005 Plan in June 2005 and it became effective upon shareholder approval in November 2005. A total of 3,000,000 new shares of the Company's common stock have been reserved for issuance under the 2005 Plan (the original 2,000,000 plus an additional 1,000,000 approved by shareholders on November 14, 2006). In addition, the 2005 Plan includes in its reserve shares of common stock available for issuance under the 2000 Plan as of the date of the approval of the 2005 Plan. The reserve will also include any shares currently subject to options under the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full. The total 2005 Plan reserve cannot exceed 8,471,239 shares. All options have a ten-year life and vest ratably over a three-year period.

The Company applies SFAS No. 123 and EITF No. 96-18 in accounting for stock options granted to outside consultants and directors performing advisory services. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. Compensation cost charged to operations for options granted to consultants performing advisory services was $29,000 in 2006, and $1,635,000 from August 21, 1998 (inception) to December 31, 2007. The fair value of these options was estimated using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2006: risk free interest rate of 4.80%; dividend yield of 0%; volatility of 77%, forfeiture rate of 7%, expected life of 5 to 10 years. There were no options issued to consultants during 2007.

The following summary presents the options granted, exercised, expired, forfeited and outstanding as of and for the years ended December 31, 2007 and 2006:

                                                                             Weighted
                                                                Weighted     Average
                                                                Average     Remaining    Aggregate
                                                   Number of    Exercise   Contractual   Intrinsic
                                                    Shares       Price        Life        Value
                                                  ----------    --------   ----------   ----------
Outstanding at December 31, 2005                   5,015,128    $   1.15
Granted                                            1,947,000        2.15
Exercised                                         (1,490,983)       0.40
Forfeited and expired                             (1,080,904)       2.32
                                                  ----------    --------
Outstanding at December 31, 2006                   4,390,241        1.56
Granted                                            4,642,633        0.54
Exercised                                                 --          --
Forfeited and expired                             (3,557,875)       1.66
                                                  ----------    --------
Outstanding at December 31, 2007                   5,474,999    $   0.63         8.30   $  180,000
                                                  ==========    ========   ==========   ==========
Vested or expected to vest at December 31, 2007    5,295,491    $   0.64         8.25   $  180,000
                                                  ==========    ========   ==========   ==========
Exercisable at December 31, 2007                   1,884,857    $   0.78         5.48   $  171,000
                                                  ==========    ========   ==========   ==========

The weighted average grant date fair value of options granted during 2007 and 2006 was $0.38 and $2.15, respectively. The total intrinsic value of options exercised during 2007 and 2006 was $0 and $2,138,000, respectively. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $518,000 and $832,000 respectively.

The Company had options for 1,884,857 shares exercisable at December 31, 2007 with a weighted average exercise price of $0.78. The following summary presents the exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2007:


                                      OPTIONS OUTSTANDING
                          -------------------------------------------
                                           Weighted          Weighted
                           Number of       Average           Average
                            Shares         Remaining         Exercise
Exercise Price:           Outstanding   Contractual Life      Price
---------------           -----------   ----------------    ---------
$0.29-$0.80                5,217,959         8.41           $  0.51
$1.13-$2.35                  116,156         7.85           $  1.59
$2.95-$5.00                  140,884         4.52           $  4.32
                          -----------
TOTAL                      5,474,999         8.30           $  0.63
                          ===========

                                OPTIONS EXERCISABLE
                          ------------------------------
                                               Weighted
                                               Average
                          Number of Shares     Exercise
Exercise Price:             Exercisable         Price
---------------           ----------------   -----------
$0.29-$0.80                  1,656,401         $ 0.44
$1.13-$2.35                     87,572         $ 1.54
$2.95-$5.00                    140,884         $ 4.32
                          ----------------
TOTAL                        1,884,857         $ 0.78
                          ================

Warrants
--------

The following table summarizes information with regard to outstanding warrants issued in connection with equity and debt financings as of December 31, 2007:

                                            Number                                               Weighted Average
Issued in Connection With:                Outstanding     Exercise Price   Expiration Date        Exercise Price
--------------------------------------    ------------    --------------   -------------------   ----------------
                                                                           April 11, 2013 -
2003 Financings                               200,000     $0.50 - $1.49    August 26, 2013            $0.84
2004 Private Placement:
  Investors                                 3,220,965     $1.00            March 16, 2009             $1.00
  Placement Agents                             28,450     $1.30            March 16, 2009             $1.30
                                                                           April 30, 2009 -
Consulting Services                           362,334     $0.60 - $1.65    September 27, 2009         $1.22
2005 Private Placement:
  Investors                                 1,142,500     $1.65            December 29, 2010          $1.65
  Placement Agents                             91,400     $1.65 - $1.88    December 29, 2010          $1.72
2006 Private Placement                      1,403,634     $1.65 - $1.67    August 3, 2011             $1.65
January 2007 Note Payable                     500,000     $1.00            January 12, 2017           $1.00
May 2007 Note Payable                         250,000     $0.75            May 19, 2017               $0.75
June 2007 Private Placement                 1,306,250     $0.60            June 20, 2013              $0.60
September 2007 Note Payable                   400,000     $0.40            September 20, 2012         $0.40
November 2007 Private Placement             1,294,118     $0.60            November 16, 2013          $0.60
                                          ------------                                           ----------------
Total                                      10,199,651                                                 $1.02
                                          ============                                           ================

The following summary presents the warrants granted, exercised, expired, forfeited and outstanding as of and for the years ended December 31, 2007 and 2006:
                                         2007                     2006
                               -----------------------   -----------------------
                                              Weighted                  Weighted
                                              Average                   Average
                                              Exercise                  Exercise
                                 Warrants      Price       Warrants      Price
                               -----------    --------   -----------    --------
Outstanding at January 1,        8,130,052    $   2.52     9,284,615    $   2.24
Granted                          3,750,368        0.57     1,403,634        1.65
Exercised                               --          --    (2,506,197)       1.02
Forfeited and expired           (1,680,769)       7.28       (52,000)       1.00
                               -----------    --------   -----------    --------
Outstanding at December 31,     10,199,651    $   1.02     8,130,052    $   2.52
                               ===========    =====---   ===========    ========


NOTE 13. EARNINGS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the years ended December 31, 2007 and 2006, as the inclusion of 1,177,297 and 12,520,293 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 14. INCOME TAXES

                                                     2007             2006
                                                 ------------      ------------
Deferred tax assets:
      Net operating loss carry forwards          $ 18,329,000      $ 14,891,000
      Stock-based compensation                      1,107,000           835,000
      Warrants                                      1,806,000         1,806,000
      Research and development credit               2,247,000         1,790,000
      Accrual to cash                                 344,000            12,000
      Other                                             3,000             3,000
                                                 ------------      ------------
                                                   23,836,000        19,337,000
Deferred tax liabilities:
      State taxes                                  (1,906,000)       (1,554,000)
      Other                                           (54,000)          (33,000)
                                                 ------------      ------------
Net deferred tax asset                             21,876,000        17,750,000
Less valuation allowance                          (21,876,000)      (17,750,000)
                                                 ------------      ------------
                                                 $         --      $         --
                                                 ============      ============

SFAS No. 109, "Accounting for Income Taxes", requires that a valuation allowance be established when it is more likely than not that its net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of December 31, 2007 and 2006, the valuation allowance for the deferred tax assets totaled $21,876,000 and $17,750,000, respectively. For the years ended December 31, 2007 and 2006, the net change in the valuation allowance was $4,126,000 (increase) and $4,777,000 (increase), respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

As of December 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $42,948,000 and $42,068,000, respectively. The federal net operating loss carry forwards begin to expire in 2019 and the state net operating loss carry forwards began to expire in 2007. As of December 31, 2007, the Company had research and development credits carry forwards for federal and state income tax purposes of approximately $1,024,000 and $1,223,000, respectively. The federal research credit carry forward begins to expire in 2019. The state research credit carry forward is available indefinitely. A portion of the net operating loss carry forwards as of December 31, 2007 includes amounts related to stock option deductions. Under SFAS 123R, any excess tax benefits from share-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to additional paid-in capital.

The utilization of net operating loss and credit carry forwards may be limited under the provisions of the Internal Revenue Code section 382/383 and similar state provisions due to the change in ownership.

The Company is required to file federal and state income tax returns in the United States.

Prior to January 1, 2007, the Company analyzed and determined no accrual was required for uncertain tax positions based upon SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective January 1, 2007, the Company adopted and implemented the provisions of FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes- An interpretation of FASB Statement No. 109", which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. As a result of the implementation of FIN 48 the Company recognized no charge for uncertain tax positions.

FIN 48 not only impacts the amount of the Company's accrual for uncertain tax positions, but it also impacts the manner in which such accruals should be classified in the Company's consolidated financial statements. In connection with the implementation of FIN 48, and if an accrual is recorded, the Company will record the aggregate accrual for uncertain tax positions as a component of current and non-current income tax payable and the offsetting amounts as a component of the Company's net deferred tax assets and liabilities.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007 and 2006, the Company had no accrual for the payment of interest and penalties.

The Company has not recorded income tax expense or benefit for the years ended December 31, 2007 and 2006, and the period from August 21, 1998 (inception) through December 31, 2007.

The provision for income taxes differs from the amount using the statutory federal income tax rate of 34% as follows:

                                                      2007              2006
                                                   -----------      -----------
Federal tax benefit of statutory rate              $ 3,207,000      $ 3,626,000
State tax benefit, net                                 676,000          771,000
Increase in valuation allowance                     (4,082,000)      (4,777,000)
Research and development credit                        199,000          171,000
Other permanent items                                       --         (416,000)
Stock-based compensation                                    --          625,000
                                                   -----------      -----------
Provision for income taxes                         $        --      $        --
                                                   ===========      ===========

NOTE 15. EMPLOYEE SAVINGS PLAN

The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows participating employees to deposit into tax deferred investment accounts up to 60% of their salary, subject to annual limits. The Company is not required to make matching contributions under the plan, and did not make any such contributions in fiscal years 2007 and 2006, nor in any prior period since inception of the plan.

NOTE 16. LEGAL PROCEEDINGS

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

In January 2007, the Company received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that the Company and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. MicroIslet's insurance carriers have been notified of the demand letter and as of March 31, 2008, no lawsuit has been filed by these shareholders.

On March 16, 2007, the Company, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR seeks a declaration from the court that the Company, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also seeks attorneys' fees and costs. The Company has not received a response to the DLR and intends to dismiss the DLR without prejudice to its ability to refile the action. No amounts have been accrued related to this litigation.

The Company may from time to time become a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.

Indemnification Obligations
---------------------------

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

NOTE 17. SUBSEQUENT EVENTS

JANUARY 2008 AND MARCH 2008 FINANCINGS

On January 25, 2008, the Company entered into a securities purchase agreement ("Purchase Agreement") with a private trust. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman. The Purchase Agreement permitted the Company to issue up to $2,000,000 in aggregate principal amount of Subordinated Convertible Unsecured Revolving Promissory Notes due March 31, 2008 ("Notes") and warrants to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to the Company under the Notes, divided by $2.50 ("Warrants"). Each Note accrues interest at the rate of 10% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the Note, or paid to the holder in cash. The holder of a Note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each Warrant has an exercise price of $0.40 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the Warrant under certain circumstances.

In connection with the Purchase Agreement, on January 25, 2008, the Company issued to the trust (1) a Note in the principal amount of $1,000,000 ("January Note"), and (2) a Warrant ("January Warrant") to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to the Company under the January Note, divided by $2.50, up to a maximum of 400,000 shares. The full $1,000,000 under this Note has been drawn down by the Company, and accordingly, the January Warrant is exercisable for 400,000 shares.

Pursuant to the Purchase Agreement, on January 25, 2008, the Company also entered into a registration rights agreement with the trust, pursuant to which the Company has agreed to register for resale the shares of common stock issuable upon exercise of the Warrants on the next registration statement the Company files with the SEC relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for the Company's securities, or in connection with stock option or other employee benefit plans.

On March 17, 2008, the Company entered into a First Amendment to Securities Purchase Agreement and Promissory Note ("First Amendment"), with the trust. Pursuant to the First Amendment, the maximum aggregate original principal amount of the Notes issuable under the purchase agreement was increased from $2,000,000 to $2,500,000, and the maturity date of the Notes was extended to May 31, 2008. The maturity date may be accelerated by the trust upon the occurrence and during the continuance of an event of default.

In connection with the First Amendment, on March 17, 2008, the Company issued to the trust (1) a Note in the principal amount of $1,500,000 ("March Note"), and
(2) a Warrant ("March Warrant"), to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to the Company under the March Note, divided by $2.50, up to a maximum of 600,000 shares. On that same date, the trust advanced to the Company $500,000 under the terms of the March Note. Prior to the maturity of the March Note, the Company may request additional advances from the trust, up to a total aggregate principal amount of $1,500,000, which the trust may agree to make in its sole discretion.

The Company entered into a Second Amendment to Securities Purchase Agreement ("Second Amendment") with the trust effective April 2, 2008. Pursuant to the amendment, the maximum aggregate original principal amount of the Notes issuable under the Purchase Agreement was increased from $2,500,000 to $4,500,000. On April 2, 2008, the Company borrowed $500,000 from one accredited investor unaffiliated with the trust or the Company's Chairman, and the Company issued a Note under the Purchase Agreement in the original principal amount of $500,000. On April 4, 2008, the Company borrowed an additional $100,000 from another accredited investor unaffiliated with the trust or the Company's Chairman on the same terms. The Warrants issued in connection with these Notes are exercisable for 240,000 shares. The terms and conditions of these Notes and Warrants are otherwise substantially similar to the March Note and the March Warrant.

These loans are convertible, at the option of the holders, upon the first equity or equity based financing transaction after the date of this note(s). It is convertible all or in part into shares of the Company's common stock at the purchase price in the first equity financing transaction of the Company's common stock in which at least $3 million is raised from investors (a `Qualified Financing") provided the Conversion Amount conforms with the minimum investment amount established by the Board of Directors. In accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," since the terms of the contingent conversion option do not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the notes if the contingent event occurs and the conversion price is determined, the Company determined the value of the beneficial conversion feature as of the commitment date and will record the beneficial conversion amount as additional interest expense only if the contingent event occurs.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The fair value of the January Warrant was estimated to be $119,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 3.61%, respectively. The estimated fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount. The fair value of the March Warrant was estimated to be $178,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 3.34%, respectively. The estimated fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount. The fair value of the April 2nd Warrant was estimated to be $60,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 3.60%, respectively. The estimated fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount. The fair value of the April 4th Warrant was estimated to be $12,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 10 years, a volatility rate of 80%, and a risk-free interest rate of 3.50%, respectively. The estimated fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount.