Form 10-K/A
period 2007-12-31
MICROISLET INC
filed 2008-04-24
CIK 1092050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K (AMENDMENT NO. 1)

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer| _|
                                                        (Do not check if a
                                                           smaller reporting
                                                               company)

Smaller reporting  company  |X|

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes |_| No |X|

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-K is being filed as an amendment to the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2007, to amend and restate Part III, Items 10-14, and Part IV, Item 15, in their entirety. An updated certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is also filed with this Amendment No. 1 on Form 10-K.

                                    PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


DIRECTORS AND EXECUTIVE OFFICERS

The names of our directors and executive officers, their ages as of February 29, 2008, and other information about them are shown below.

                 NAME              AGE                POSITION HELD                DIRECTOR SINCE
                 ----              ---                -------------                --------------
Ronald Katz  (1)                    50           Chairman and Director                    2007
Michael J. Andrews                  55           Chief Executive Officer,
                                                 Acting Chief Financial Officer           2007
                                                 and Director
Amaresh Basu, Ph.D.                 50           Vice President, Research and
                                                 Development                              2007
Barry Ritholtz                      46           Director                                 2007
Keith B. Hoffman, Ph.D.             37           Director                                 2007
Robert W. Anderson, M.D. (1)        70           Director                                 2002
Steven T. Frankel (1)               65           Director                                 2002


(1) Member of Audit, Compensation, and Nominating and Governance Committees

RONALD KATZ. Mr. Katz joined our board of directors and was appointed our Chairman in June 2007. Mr. Katz is a certified public accountant. Since January 2004, Mr. Katz has been a partner in the public accounting firm, Weiser, LLP; and from October 1986 to March 2004, Mr. Katz was a partner in the public accounting firm, Rubin & Katz LLP. He earned a B.S. in Accounting and Management from New York University. Mr. Katz was an investor in our company before joining our board, having participated in two prior private financings.

MICHAEL J. ANDREWS. Mr. Andrews has been Chief Executive Officer and a director of our company since June 2008, and Acting Chief Financial Officer since January 2008. From April 2006 to June 2007, Mr. Andrews served as President of Worldwide Life Science Technologies, which develops organizations in biotechnology and life sciences with a focus on Asia and the Pacific Rim. Mr. Andrews is also a Co-Founder of Ansuma Biologics (antibodies and reagents supplier). From 2001 to April 2006, Mr. Andrews served as Vice-President of Worldwide Operations at Chemicon International Inc., a Serologicals Corporation company, with responsibilities for engineering, manufacturing, process sciences, quality systems, regulatory, supply chain management, facilities, and animal operations. At Chemicon, he was also responsible for Chemicon Operations in Australia and the United Kingdom. From 1998 to 2001 he served as the Senior Director of Manufacturing and Materials at Ancile Pharmaceuticals, Inc., where he developed Good Agricultural Practices (GAP) for medicinal plants and was instrumental in the allowance of a number of Investigational New Drug (IND) applications. From 1995 to 1998 he served as Head of Manufacturing and Material Management at NaPro BioTherapeutics in Boulder, Colorado and Victoria, British Columbia. Previous to that, he was Plant Supervisor for Large Scale Fermentation for Synergen Corporation in Boulder, Colorado from 1992 to 1994. From 1982 to 1992 he served in various manufacturing positions for Genentech, Inc. in San Francisco, California. He holds a number of patents in pharmaceutical processes and formulations. Mr. Andrews holds memberships in the American Chemical Society and the International Society of Pharmaceutical Engineers.

AMARESH BASU, PH.D. Dr. Basu has been our Vice-President of Research & Development since October 2007. From November 2003 to October 2007, Dr. Basu was the Director of Process Sciences and Project Management at Chemicon/Upstate, a division of Millipore Corporation, where he managed bulk reagents, custom projects, manufacturing, and quality control processes. Prior to joining Chemicon in 2003, Dr. Basu held pharmacology, analytical and bioanalytical chemistry, and product development positions for Galileo Pharmaceuticals (2001-2003), Ancile Pharmaceuticals (1998-2001), and Trega Biosciences (formerly Houghten Pharmaceuticals, 1993-1998). He was a Senior Scientist at The Upjohn Company from 1992 to 1993, where he established high throughput screening for HIV drugs. He held academic positions in the Department of Biochemistry and Molecular Biology at UMDNJ-New Jersey Medical School, where he authored approximately 20 publications in peer reviewed journals. Dr. Basu earned a Ph.D. from University of Poona, India in biochemistry and conducted a post-doctoral fellowship in cancer and HIV research in Memorial Sloan-Kettering Cancer Center in New York.

BARRY RITHOLTZ. Mr. Ritholtz has been a director of our company since September 2007. Since May 2007, Mr. Ritholtz has served as CEO and Director of Equity Research at FusionIQ, an independent quantitative research firm. Since June 2006, he has also been Chief Market Strategist for Ritholtz Research, an independent institutional research firm, and has served as Chief Investment Officer at Ritholtz Capital Partners, a New York hedge fund. From August 2002 to January 2006, Mr. Ritholtz was Chief Market Strategist for Maxim Group, a New York-based investment bank. Mr. Ritholtz is a frequent guest on CNBC, where he has been guest host of Squawk Box, and is a regular on Kudlow & Company. He has also appeared on Your World with Neil Cavuto, Bulls & Bears, Wall Street Week, and is frequent guest on other shows. His perspectives on the markets are quoted regularly in the Wall Street Journal, Barron's, and other print media. Beyond weekly commentary and published articles, Mr. Ritholtz writes The Big Picture, an informal economics weblog covering diverse topics, including investing, digital media, geopolitics, film and music industries. Since March 2002, Mr. Ritholtz has been a director of Burst.com (Pink Sheets: BRST.PK), a company engaged in the business of licensing intellectual property related to the delivery of video and audio information over networks. Mr. Ritholtz earned a B.A. in Mathematics, Physics and Political Science at Stony Brook University and a J.D. from Yeshiva University's Benjamin N. Cardozo School of Law.

KEITH B. HOFFMAN, PH.D. Dr. Hoffman joined our board of directors in June 2007 and has been a consultant to our company for business development and intellectual property since March 2007. He was a founding stockholder of MicroIslet of Delaware. Dr. Hoffman has been the Chief Operating Officer of Thuris Corporation, a developer of medical devices and pharmaceuticals for central nervous system disorders since June 2002. In such position, he was responsible for business development, funding and other intellectual property matters. Dr. Hoffman was also a founder or co-founder of: Thuris, OLAS Pharmaceuticals, a developer of therapeutics for growth hormone modulation, Ansuma Biologics, a supplier of antibodies and reagents, and Psych Pain Therapeutics. Dr. Hoffman has been a business development and intellectual property consultant since January 1999. His intellectual property experience includes advising on over 60 patent filings across varied biologic and chemical technologies. He has been a business development and intellectual property advisor to Cortex Pharmaceuticals (AMEX: COR), a developer of Ampakine drugs for cognition-related neurological and psychiatric disorders, Akesis Pharmaceuticals (OTCBB: AKES), a developer of combination therapeutics for Type 2 diabetes, Tensor Biosciences, a developer of pharmacology assays for neurotherapeutics candidates which licenses technology from Matsushita Electronic Industrial Co., and Antigen Discovery Incorporated, a developer of whole proteome diagnostics for infectious diseases. Dr. Hoffman advised on key technology patents for Ancile Pharmaceuticals, a developer of botanical therapeutics, OLAS, Psych Pain Therapeutics, Tensor and Thuris. Dr. Hoffman earned a Ph.D. from the University of California, Irvine for his work on the neuropharmacology of memory formation and Alzheimer's disease in the laboratory of Dr. Gary Lynch.

ROBERT W. ANDERSON, M.D. Dr. Anderson has been a director of our company since April 2002 and was a director of MicroIslet of Delaware from March 2001 to April 2002. From June 1994 to the present, Dr. Anderson has served as the David C. Sabiston, Jr., Distinguished Professor and Chairman Emeritus of the Department of Surgery at Duke University Medical Center in Durham, North Carolina. Dr. Anderson earned a B.S. in Engineering from Duke University, an M.B.A. from Northwestern University, and an M.D. degree from Northwestern University.

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

Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. Each officer devotes all of his working time to our business. There are no family relationships between any directors or executive officers of our company, and there are no arrangements or understandings between any directors, executive officers and any other person pursuant to which any person was or is selected as a director or executive officer, except that pursuant to a securities purchase agreement we entered into in June 2007, the purchasers of a majority of the shares had the right to nominate up to four directors to serve on our board of directors and nominated Mr. Andrews, Mr. Katz, Dr. Hoffman and Dr. Lakey to the board. Dr. Lakey resigned from our board in February 2008.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows: Ronald Katz failed to file timely one Form 4 reporting one transaction, an option grant.

CODE OF ETHICS

We have adopted a "Code of Business Conduct and Ethics," a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.microislet.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE

The Board of Directors has a separately designated a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is composed of Mr. Frankel (Chairman), Dr. Anderson and Mr. Katz.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Steven T. Frankel is an "audit committee financial expert" as defined by Item 407(d) of Regulation S-K. The Board of Directors made this affirmative determination based upon his experience, training, and education. The Board of Directors further determined that Mr. Frankel is "independent" as that term is used in Section 121A of the American Stock Exchange Company Guide.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned for the fiscal years ended December 31, 2006 and 2007 by (i) those persons who served as the principal executive officer or in a similar capacity during fiscal 2007, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of fiscal 2007, and (iii) up to two additional individuals for whom disclosure would have been required but for the fact the individual was not serving as an executive officer of our company at the end of fiscal 2007 (collectively, the "named executive officers"). The table below also summarizes the total compensation earned by Amaresh Basu, Ph.D., our Vice-President of Research & Development, who is not a named executive officer.

                                                                                         All Other
Name and                                                         Option                Compensation
Principal Position           Year          Salary ($)            Awards (1)($)             (2) ($)             Total ($)
------------------------------------------------------------------------------------------------------------------------
Michael J. Andrews,
Chief Executive Officer
and Acting Chief
Financial Officer (3)        2007          90,000                   38,000                      100           128,100

Jonathan Lakey, Ph.D.,
M.S.M. former President
and Chief Scientific
Officer (4)                  2007         172,600 (5)               54,000                    7,500           234,100

Mohamed El-Kalay, Ph.D,
former Vice- President
of Research &
Development (6)              2007          97,400                    7,000 (7)               29,300           133,700

Kevin A. Hainley, former
Interim Chief Financial
Officer (8)                  2007         243,370                       --                       --           243,370
                             2006         265,330 (9)                   --                       --           265,330

James R Gavin, III, M.D.
Ph.D., former President
and Chief Executive
Officer (10)                 2007         275,000 (11)             105,000 (12)              83,500           463,500

                             2006         590,300                1,070,000                   25,200         1,685,500

Amaresh Basu, Ph.D.,
Vice-President of
Research & Development
(13)                         2007          34,400                    3,000                       --            37,400

(1) Except as otherwise indicated in footnotes 7 and 13 below, the amounts listed in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to 2007 and 2006, disregarding an estimate of forfeitures related to service-based vesting conditions, under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," or SFAS No. 123(R). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see note 2 to the consolidated financial statements.

(2) The compensation represented by the amounts for 2006 and 2007 in this column is detailed in the following table.

                                                  Group Term                      Car and        Director
                                                    Life                          Housing         Fees
Name                                  Year        Insurance       Severance      Allowance       Earned                Total
---------------------------------------------------------------------------------------------------------------------------------

Michael J. Andrews                    2007          $   100            --              --            --               $   100
                                      2006               --            --              --            --               $    --

Jonathan Lakey, Ph.D., M.S.M.         2007               --            --         $ 7,500            --               $ 7,500
                                      2006               --            --              --            --               $    --

Mohamed El-Kalay, Ph.D.               2007               --     $  29,300              --            --               $29,300
                                      2006               --            --              --            --               $    --

Kevin A. Hainley                      2007               --            --              --            --               $    --
                                      2006               --            --              --            --               $    --

James R Gavin, III, M.D. Ph.D.        2007               --     $   66,700 (i)    $16,800            --               $83,500
                                      2006               --            --         $23,700       $ 1,500 (ii)          $25,200

Amaresh Basu, Ph.D.                   2007               --            --              --            --               $    --
                                      2006               --            --              --            --               $    --

       (i) In June 2007, in connection with his resignation, Dr. Gavin received a severance package consisting of two months salary and COBRA payments in exchange for a general release of claims in favor of our company.

       (ii) Dr. Gavin earned $1,500 in director fees for the month of January 2006 before he became Interim President and CEO.

(3) Mr. Andrews joined us as Chief Executive Officer on June 28, 2007, and was appointed Acting Chief Financial Officer on January 3, 2008.

(4) Dr. Lakey became our President in September 2007. His employment with us terminated on January 25, 2008.

(5) Includes $89,300 in consulting payments paid prior to Dr. Lakey becoming an employee and executive officer.

(6) Dr. El-Kalay's employment with us terminated on July 19, 2007.

(7) On July 9, 2007, Dr. El-Kalay was granted an option under our 2005 Equity Incentive Plan to purchase 100,000 shares of our common stock at an exercise price of $0.57 per share. This option had a grant date fair value of $39,800 and was conditioned upon continued service, with 2/9 of the option vested upon grant and the remainder vesting in equal monthly installments beginning July 10, 2007 and ending October 10, 2009.

(8) Mr. Hainley's service with us terminated on December 6, 2007.

(9) Includes $75,330 of consulting payments paid in 2007 for services performed in 2006. In 2006, $41,586 was paid to Resources Global Professionals for Mr. Hainley's services. Mr. Hainley became an independent consultant on March 16, 2006.

(10) Dr. Gavin's employment with us terminated on June 28, 2007.

(11) Dr. Gavin agreed to lower his salary from $600,000 per year to $400,000 per year effective May 16, 2007.

(12) On January 20, 2006, Dr. Gavin was granted an option under our 2005 Equity Incentive Plan to purchase 1,750,000 shares of our common stock at an exercise price of $2.20 per share. This option had a grant date fair value of $2,273,900 and was conditioned upon continued service, with 1/4 of the option vested upon grant and 1/4 vesting on the first, second and third anniversaries of the date of grant. Additionally, on May 14, 2007, Dr. Gavin was granted an option under our 2005 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $0.52 per share. This option had a grant date fair value of $90,300 and was conditioned upon continued service, with 1/4 of the option vested upon grant and 1/4 vesting on the first, second and third anniversaries of the date of grant.

(13) Dr. Basu was appointed as our Vice President, Research and Development on October 12, 2007.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

We compensate our executive officers through a combination of a base salary, options to purchase shares of our common stock and occasionally, a cash bonus. We paid no cash bonuses to our named executive officers in 2007 or 2006. In addition, we have provided other perquisites to our named executive officers, such as car expenses and a housing allowance for our former President and Chief Executive Officer and our former President and Chief Scientific Officer. We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following narrative discusses employment agreements between us and certain of our current and former named executive officers.

MICHAEL J. ANDREWS

In June 2007, we agreed that Michael J. Andrews, our current Chief Executive Officer and Acting Chief Financial Officer, would receive an annual salary of $180,000 plus standard benefits, to be reviewed after five months of service. He also received at that time a stock option to purchase 200,000 shares of company stock vesting as to 25% of the shares upon grant and an additional 25% of the shares on each of July 1, 2008, 2009, 2010, subject to continuing service. The option had an exercise price equal to the fair market value on the date of grant, which was two business days after public announcement of his appointment. On December 10, 2007, our compensation committee recommended and our board approved an increase in the annual base salary of Mr. Andrews to $250,000, effective January 1, 2008. We have not entered into a written employment agreement with Mr. Andrews.

JONATHAN LAKEY, PH.D., M.S.M.

For information regarding the employment agreement between us and Dr. Lakey, see
Part II, Item 9B above.

KEVIN A. HAINLEY

In January 2006, Kevin A. Hainley was appointed as our Interim Chief Financial Officer. In connection with this appointment, we entered into a Professional Services Agreement with Resources Global Professionals, or RGP, of which Mr. Hainley was an associate. Under this agreement, RGP was an independent contractor, with Mr. Hainley designated as the associate assigned to us. RGP was compensated for Mr. Hainley's time at the rate of $155 per hour, and $232.50 per hour for each hour over eight in one day or forty in one week. This agreement was terminated in March 2006, at which time we entered into a Professional Services Agreement directly with Mr. Hainley pursuant to which he served as a consultant to us. We paid RGP a $12,000 fee in consideration of our direct retention of Mr. Hainley. Either party was able to terminate this agreement on 30 days prior written notice to the other party. Mr. Hainley was compensated for his time at the rate of $135 per hour. This agreement terminated in December 2006 upon the effectiveness of Mr. Hainley's resignation.

JAMES R. GAVIN, III, M.D. PH.D.

In March 2006 we entered into an employment agreement with James R. Gavin III, M.D., Ph.D., our President and Chief Executive Officer. Dr. Gavin was also a director of our company and a member of the executive committee of the board, and until his appointment as Interim President and Chief Executive Officer in January 2006, served as a member of the compensation committee, nominating and governance committee and audit committee. The employment agreement with Dr. Gavin contained the following terms:

         o        Dr. Gavin earned a base salary of $600,000 per year.

         o The agreement had an initial term of one year commencing January 20, 2006, and would be renewed automatically for additional one year periods unless either party provided notice at least 90 days prior to the expiration of then-current term of its intent not to renew.

         o During the term of the agreement we agreed to recommend to the nominating and governance committee, and to the board, that Dr. Gavin be included on management's slate of directors at each meeting of our stockholders at which directors are elected and that he continue to serve as a member of the executive committee of the board.

         o Dr. Gavin was an at-will employee and either we or Dr. Gavin could terminate employment at any time. However, if Dr. Gavin's employment was terminated by us without cause (as that term is defined in the employment agreement), Dr. Gavin would be entitled, subject to his execution of a general release of claims, to a severance payment equal to the amount of base salary that would have been paid for the remainder of the then-current term, subject to a minimum severance payment equal to three months' base salary.

         o Dr. Gavin was reimbursed for reasonable expenses incurred under the agreement including travel between San Diego and Dr. Gavin's primary residence in Atlanta, housing and automobile expenses in San Diego of up to $2,900 per month.

         o Dr. Gavin was entitled to all benefits including vacation, health and disability benefits, for which he is eligible under the terms and conditions of our standard benefit plans provided generally to senior level executives, as such may be in effect from time to time.

This agreement terminated in connection with Dr. Gavin's resignation.

Dr. Gavin also received on his employment start date, January 20, 2006, an option to purchase 1,750,000 shares of our common stock under our 2005 Equity Incentive Plan at an exercise price per share of $2.20, which was the closing price of our common stock as reported on the American Stock Exchange on that date. The option has a ten year life subject to continuing service to our company. The option vested as to 25% of the shares immediately when granted and would vest an additional 25% on each of the first, second, and third anniversaries of the date of grant, subject to Dr. Gavin's continuing to serve as our principal executive officer. Vesting of the option would accelerate upon a change of control. This option expired following Dr. Gavin's resignation.

In May 2007, Dr. Gavin agreed to voluntarily reduce his base salary to $400,000 per year. Dr. Gavin was also issued an option at that time to purchase 250,000 shares of our common stock under our 2005 Equity Incentive Plan at an exercise price per share of $0.52, which was the closing price of our common stock as reported on the Over the Counter Bulletin Board on that date. The option had a ten year life subject to continuing service to our company. The option vested as to 25% of the shares immediately when granted and would vest an additional 25% on each of the first, second, and third anniversaries of the date of grant, subject to Dr. Gavin's continuing to serve as our principal executive officer. This option expired following Dr. Gavin's resignation.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2007. The table below also summarizes the option holdings of Amaresh Basu, Ph.D., our Vice-President of Research & Development, who is not a named executive officer. Dr. Gavin, Dr. El-Kalay and Mr. Hainley had no outstanding options at December 31, 2007.


                                       Number of       Number of
                                      Securities       Securities
                                      Underlying       Underlying
                                      Unexercised     Unexercised
                                        Options         Options                 Option       Option
                                          (#)             (#)                  Exercise      Expiration
Name                                  Exercisable    Unexercisable             Price         Date


Michael J. Andrews                        50,000           150,000   (1)      $ 0.57          7/9/2017

                                              --           600,000   (2)      $ 0.525       12/10/2017


Jonathan Lakey, Ph.D. M.S.M.             100,000           400,000   (3)      $ 0.57          7/9/2017


Amaresh Basu, Ph.D.                           --           100,000   (4)      $ 0.55        10/12/2007

(1) On July 9, 2007, Mr. Andrews was awarded an option to purchase 200,000 shares under our 2005 Equity Incentive Plan. The option was exercisable as to 25% of the shares upon grant, and an additional 25% of the shares become exercisable on each of July 1, 2008, 2009 and 2010, subject to continuing service.

(2) On December 10, 2007, Mr. Andrews was awarded an option to purchase 600,000 shares under our 2005 Equity Incentive Plan. The option vests as follows: of the 600,000 shares subject to the option: (i) 1/72 of such shares will vest, subject to Mr. Andrews' continuing service, on each monthly anniversary of the date of grant until the third anniversary of such date, at which time 300,000 shares in the aggregate will be vested; and (ii) 300,000 shares will vest, subject to Mr. Andrews' continuing service, upon the commencement of human clinical trials for the issuer's MicroIslet-P product, provided that all required regulatory approvals for such trials are obtained before commencement and such trials begin on or before December 31, 2008.

(3) On July 9, 2007, Mr. Lakey was awarded an option to purchase 400,000 shares under our 2005 Equity Incentive Plan. The option was exercisable as to 25% of the shares upon grant, and an additional 25% of the shares were to become exercisable on each of July 1, 2008, 2009 and 2010, subject to continuing service. As a result of the termination of Dr. Lakey's service on February 28, 2008, the vested portion of the option will expire May 28, 2008 unless sooner exercised.

(4) On October 12, 2007, Dr. Basu was awarded an option to purchase 100,000 shares under our 2005 Equity Incentive Plan. The option vests as follows:
Subject to continuing service by Dr. Basu, 1/6 of the option vests six months after the grant date, and the balance of the option vests monthly in equal increments until the third anniversary of the grant date, at which time the option will be fully vested.

OVERVIEW OF DIRECTOR COMPENSATION

CASH COMPENSATION PAID TO BOARD MEMBERS

In October 2006, our compensation committee recommended and our board ratified an increase in the monthly retainer for our non-employee directors from $1,500 per month to $2,000 per month, effective November 2006. Former Chairman John J. Hagenbuch did not receive director fees. In addition, our compensation committee recommended and our board ratified an annual $10,000 retainer to be paid to the chair of the audit committee. The current chair of our audit committee, Steven
T. Frankel, was credited for his service for all of calendar year 2006.

In June 2007, the board unanimously agreed to cancel payment of all unpaid director fees as of that date. The board also resolved to continue to waive the payment of director fees until further action of the board. As of April 18, 2008, the board has not taken any further action on this matter.

STOCK BASED INCENTIVE COMPENSATION

From time to time, we award stock options to directors who are not employees of our company. The determination of which directors receive awards and the amount of these awards is discretionary.

DIRECTOR COMPENSATION

The table below summarizes the compensation we paid to directors who were not employees of our company for the fiscal year ended December 31, 2007.



                                              Fees Earned        Option             All Other
                                               or Paid in       Awards ($)          Compens-
Name (1)                                         Cash ($)           (2)               ation ($)                Total ($)
---------------------------------------------------------------------------------------------------------------------------
Ronald Katz, Chairman                                   --       137,000  (4)               --                  137,000

Robert W. Anderson, M.D.                             6,000            --                    --                    6,000
Steven T. Frankel                                    8,500            --                    --                    8,500

Keith B. Hoffman, Ph.D.                                 --        37,000  (5)           75,000  (8)             112,000
Barry Ritholtz                                          --        11,000  (6)               --                   11,000
John J. Hagenbuch (3)                                   --            --                    --                       --
Bertram E. Walls, M.D. (3)                           6,000            --                    --                    6,000
Myron A. Wick, III (3)                               6,000        14,000  (7)               --                   20,000

(1) Michael J. Andrews, our Chief Executive Officer and Acting Chief Financial Officer, and James R Gavin, III, M.D. Ph.D., our former President and Chief Executive Officer, are not included in this table because they were employees of the company in 2007 and received no additional compensation for their services on the board of directors. The compensation received by Mr. Andrews and Dr. Gavin as employees of the company are shown in the Summary Compensation Table above.

(2) The amounts listed in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to 2007, disregarding an estimate of forfeitures related to service-based vesting conditions, under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," or SFAS No. 123(R). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see note 2 to the consolidated financial statements.

(3) Messrs. Hagenbuch, Walls and Wick and Dr. Gavin each resigned from the board of directors in June 2007. Mr. Hagenbuch served as Chairman until his resignation from the board.

(4) On July 16, 2007, Mr. Katz was granted an option under our 2005 Equity Incentive Plan to purchase 100,000 shares of our common stock at an exercise price of $0.57 per share. This option had a grant date fair value of $38,900 and was conditioned upon continued service, with 1/36 of the option vesting in equal monthly installments beginning July 25, 2007 and ending July 25, 2010. In 2007, we recorded $13,900 of compensation expense related to this option in accordance with SFAS No. 123(R). Additionally, on October 23, 2007, Mr. Katz was granted an option under our 2005 Equity Incentive Plan to purchase 1,750,000 shares of our common stock at an exercise price of $0.55 per share. This option had a grant date fair value of $663,700 and was conditioned upon continued service, with 1/12 of the option vested upon grant and 1/36 vesting in equal monthly installments beginning October 25, 2007 and ending June 25, 2010. In 2007, we recorded $122,600 of compensation expense related to this option in accordance with SFAS No. 123(R).

(5) On July 16, 2007, Dr. Hoffman was granted an option under our 2005 Equity Incentive Plan to purchase 207,633 shares of our common stock at an exercise price of $0.57 per share. This option had a grant date fair value of $80,800 and was conditioned upon continued service, with 1/4 of the option vested on grant, and 1/4 vesting on each of March 27, 2008, 2009 and 2010. In 2007, we recorded $33,600 of compensation expense related to this option in accordance with SFAS No. 123(R). Additionally, on December 20, 2007, Dr. Hoffman was granted an option under our 2005 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $0.525 per share. This option had a grant date fair value of $89,900 and vests as follows: of the 250,000 shares subject to the option: (i) 1/72 of such shares will vest, subject to Dr. Hoffman's continuing service, on each monthly anniversary of the date of grant until the third anniversary of such date, at which time 125,000 shares in the aggregate will be vested; and (ii) 125,000 shares will vest, subject to Dr. Hoffman's continuing service, upon the commencement of human clinical trials for our MicroIslet-P product, provided that all required regulatory approvals for such trials are obtained before commencement and such trials begin on or before December 31, 2008. In 2007, we recorded $4,500 of compensation expense related to this option in accordance with SFAS No. 123(R).

(6) On September 28, 2007, Mr. Ritholtz was granted an option under our 2005 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $0.61 per share. This option had a grant date fair value of $105,400 and was conditioned upon continued service, vesting over three years in equal installments. In 2007, we recorded $11,000 of compensation expense related to this option in accordance with SFAS No. 123(R).

(7) On August 10, 2004, Mr. Wick was granted an option under our 2000 Stock Option Plan to purchase 100,000 shares of our common stock at an exercise price of $1.13 per share. This option had a grant date fair value of $91,200 and was conditioned upon continued service, vesting in three equal annual installments ending August 10, 2007. The vested portion of the option expired unexercised in September 2007. In 2007, we recorded $15,000 of compensation expense related to this option in accordance with SFAS No. 123(R)

(8) The amount shown in this column represents $75,000 in consulting fees that we paid to Dr. Hoffman in 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of February 29, 2008, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our named executive officers; and
(iv) all our current executive officers and directors as a group. Except as otherwise indicated in the footnotes all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed.


                                                           Number of Shares
Name Beneficial Owner (1)                                Beneficially Owned (2)        Percent of Class (2)
-------------------------                               -----------------------        --------------------
John F. Steel IV                                                8,954,084 (3)                       16.4%
2783 Costabelle
La Jolla, CA 92037

John J. Hagenbuch                                               4,973,313 (4)                        8.9%
c/o M&H Realty Partners
353 Sacramento Street
21st Floor
San Francisco, CA 94171

Ronald Katz                                                     4,352,249 (8)                        8.9%

Richard Schoninger                                              3,405,183 (5)                        6.2%
25 Columbus Circle, Apt 69C
New York, NY 10019

Keith B. Hoffman, Ph.D.                                           320,864 (9)                        *

Robert W. Anderson, M.D.                                          190,648 (6)                        *

Steven T. Frankel                                                 144,000 (6)                        *

Jonathan Lakey, Ph.D., M.S.M.                                     100,000 (6)                        *

Michael J. Andrews                                                 83,333 (6)                        *

Barry Ritholtz                                                     51,611 (6)                        *

Mohamed El-Kalay, Ph.D.                                                --                            *
2117 Pleasant Grove Rd.
Encinitas, CA 92024-4328

Kevin A. Hainley                                                    3,000                            *
6901 S.E. Oaks Parkway, Slip 24
Portland, OR 97202

James R. Gavin III, M.D., Ph.D.                                        --                            *
10104 Senate Drive
Lanham, MD 20706

All current executive officers and directors as a
group (7 in number)                                             6,261,760 (7)                       11.1%

* Less than one percent.

(1) Except as otherwise indicated, all persons have addresses at 6730 Nancy Ridge Drive, Suite 112, San Diego, CA 92121. Dr. Lakey's present address is not known by us.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 54,574,426 shares outstanding on February 29, 2008, adjusted as required by rules promulgated by the SEC.

(3) Excludes 15,000 shares held by Mr. Steel's children. Mr. Steel disclaims beneficial ownership of such shares, as he does not have voting or investment control over such shares.

(4) Includes 1,758,772 shares held by Jackson St. Partners; 1,851,080 shares held by a trust affiliated with Mr. Hagenbuch; and 10,000 shares held by Mr. Hagenbuch's minor children, for which Mr. Hagenbuch may be deemed to share voting and investment control with his spouse. Also includes 950,000 shares subject to immediately exercisable warrants issued to a trust affiliated with Mr. Hagenbuch.

(5) Includes 3,000 shares held by Mr. Schoninger's minor son, for which Mr. Schoninger may be deemed to share voting and investment control with the child's mother. The ownership information for Mr. Schoninger in this table is based solely on information provided by Mr. Schoninger in September 2006.

(6) For each person, the shares shown represent shares that are issuable upon exercise of options exercisable within 60 days of February 29, 2008.

(7) Includes 1,672,837 shares issuable upon exercise of options and warrants exercisable within 60 days of February 29, 2008.

(8) Includes 73,700 shares held by King Louie Enterprises, over which Mr. Katz has sole voting and investment control, 15,000 shares held by Mr. Katz's sister, 21,000 shares held by Mr Katz's minor son, 2,352,941 shares held by a trust for which Mr. Katz is a co-trustee of the trust. Mr. Katz shares voting and investment control over such shares, but is not affiliated with the beneficiaries of the trust. Includes 772,222 shares that are issuable upon exercise of options and warrants exercisable within 60 days of February 29, 2008. Excludes 21,000 shares held by a child of Mr. Katz, over which shares Mr. Katz disclaims beneficial ownership, as he does not have voting or investment control over such shares.

(9) Includes 117,706 shares that are issuable upon exercise of options exercisable within 60 days of February 29, 2008.

We are aware of no arrangements which may result in a change of control of MicroIslet.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2007:

                                       Number of securities                                Number of securities remaining
                                       to be issued upon         Weighted-average          available for future issuance under
                                       exercise of outstanding   exercise price of         equity compensation plans
                                       options, warrants and     outstanding options,      (excluding securities reflected in
Plan Category                          rights                    warrants and rights       column (a))
------------------------------------ ------------------------- ------------------------- -------------------------------------

                                               (a)                       (b)                             (c)
Equity compensation plans approved
by security holders                           5,474,999                 $0.63                         2,996,340
Equity compensation plans not
approved by security holders                    882,184  (1)             1.23                                --
                                              ---------                                               ---------
Total                                         6,357,183                 $0.69                         2,996,340
                                              =========                                               =========


(1) Consists of individual stock options, warrant grants and restricted stock units to employees, directors, consultants, and advisors. Options representing 50,000 shares of common stock were granted outside of the 2000 Stock Option Plan each to Dr. Robert W. Anderson and Steven T. Frankel in November 2003. Options representing those 100,000 shares remain outstanding. Dr. Anderson and Mr. Frankel are directors of our company. Warrants representing 738,038 shares in the aggregate were granted in 2004 to finders in consideration of services rendered in connection with our March 2004 private placement. Of those, warrants representing 28,450 shares remain outstanding. Warrants representing 625,000 shares in the aggregate were granted in 2004 to investor relations consulting firms in consideration of investor relations services rendered. Of those, warrants representing 362,334 shares remain outstanding. Warrants representing 91,400 shares in the aggregate were granted in 2005 to finders in consideration of services rendered in connection with our December 2005 private placement pursuant. Of those, 91,400 shares remain outstanding. Restricted stock units representing the right to receive 300,000 shares of common stock were issued in December 2007 to two individuals associated with an investor relations firm. None of such units were vested at December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

The following is a description of transactions since January 1, 2005 to which we have been a party, in which the amount involved exceeds $18,105 (1% of the average of our total assets at December 31, 2007 and 2006) in any fiscal year and in which any of our directors, executive officers or holders of more than five percent of our stock had or will have a direct or indirect material interest. This does not include employment compensation or compensation for board of directors service, which are described elsewhere in this report.

PAYMENT OF LEGAL EXPENSES OF FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

CONSULTING ARRANGEMENT WITH KEITH B. HOFFMAN

In March 2007, we entered into a consulting arrangement with Keith B. Hoffman, Ph.D., under which Dr. Hoffman provides advice to our company regarding business development and intellectual property matters. In 2007, we paid Dr. Hoffman $75,000 pursuant to this consulting arrangement.

LIQUIDATED DAMAGES ASSOCIATED WITH DECEMBER 2005 FINANCING

In connection with a private placement of common shares and warrants in December 2005, we are obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. In April 2007, we notified the investors that the registration statement which registered such shares for resale was no longer available, and accordingly, we became subject to liquidated damages beginning on May 20, 2007. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. We are permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If we elect to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. We are required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

In March 2006, a committee of our board of directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through December 31, 2007, liquidated damages of $143,000 had accrued, and we discharged $132,000 of such obligation through the issuance of 267,684 shares of common stock in 2007. 30,192 of these shares were issued to the Ronald Katz, our Chairman, who was an investor in the financing. Liquidated damages decreased approximately $8,000 per month in January 2008 as a result of shares sold in the financing and held by non-affiliates being eligible for sale without volume restrictions under Rule 144. Liquidated damages on all outstanding warrants issued in the December 2005 financing, and on shares held by Mr. Katz and the holder of the promissory note issued in September 2007 will continue to accrue at approximately $12,000 per month until we file and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning our company. We intend to continue to pay such amounts by issuing shares of its common stock.

AUGUST 2006 FINANCING

In August 2006, we completed a private placement to accredited investors of 2,552,061 shares of common stock and warrants to purchase 1,403,634 shares of common stock resulting in gross proceeds of $3,892,580. In this private placement, we issued and sold the shares at a purchase price of $1.67 per share, and issued the warrants with an exercise price of $1.67 per share, if the investor is a director, officer, employee or consultant of the company, or an affiliate of such person, and $1.50 per share otherwise. Myron A. Wick, III, a former director of our company, and D-W Investments LLC, an entity affiliated with Mr. Wick, purchased a total of 329,341 shares and a warrant exercisable for 181,138 shares in this private placement. We received a total of $550,000 in gross proceeds from them.

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

NOVEMBER 2007 FINANCING

On November 16, 2007, we entered into a securities purchase agreement with a private trust for which Ronald Katz, our Chairman, serves as co-trustee. Under the agreement, we agreed to issue and sell 2,352,941 shares of our common stock for cash at a purchase price of $0.425 per share for gross proceeds of $1,000,000. In connection with this financing, we issued a warrant to the investor, which is exercisable, commencing on the earlier of the one-year anniversary of the closing date or the date of any of certain fundamental transactions involving our company (including a merger, a sale of substantially all of our assets, the commencement of a tender or exchange offer or a reclassification of our common stock) until the six-year anniversary of the closing date, for an aggregate of 1,294,118 shares of our common stock at an exercise price of $0.60 per share. The trust's beneficiaries are not affiliated with Mr. Katz.

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

JANUARY 2008, MARCH 2008 AND APRIL 2008 FINANCINGS

On January 25, 2008, we entered into a securities purchase agreement with a private trust for which Ronald Katz, our Chairman, serves as co-trustee. The trust's beneficiaries are not affiliated with Mr. Katz. The purchase agreement permitted us to issue up to $2,000,000 in aggregate principal amount of Subordinated Convertible Unsecured Revolving Promissory Notes due March 31, 2008 and warrants to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the notes, divided by $2.50. Each note accrues interest at the rate of 10% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at our option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in our next equity financing transaction in which we raise at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.40 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving our company. The holder may elect a cashless exercise of the warrant under certain circumstances.

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

On April 18, 2008, we issued a note under the purchase agreement, as amended, to Ronald Katz, our Chairman. On that same date, Mr. Katz advanced us $200,000 under the terms of the note. Prior to the maturity of the note, we may request additional advances from Mr. Katz, up to a total aggregate principal amount of $500,000, which Mr. Katz may agree to make in its sole discretion.

We issued a warrant to Mr. Katz in connection with the aforementioned note that is exercisable for up to 200,000 shares. The terms and conditions of the note and warrant are otherwise substantially similar to the March Note and March Warrant.

DIRECTOR INDEPENDENCE

The board of directors, upon the recommendation of the nominating and governance committee, has affirmatively determined that Dr. Anderson and Messrs. Frankel, Katz and Ritholtz are independent directors within the meaning of Section 121A of the American Stock Exchange Company Guide ("Section 121A"). Mr. Andrews does not meet the independence requirements under Section 121A because he is our Chief Executive Officer and Acting Chief Financial Officer, and Dr. Hoffman does not meet the independence requirements under Section 121A because in 2007 we paid him consulting fees of $75,000. In the course of determining whether Dr. Anderson and Messrs. Frankel, Katz and Ritholtz were independent under Section 121A, the board of directors considered the following transactions, relationships and arrangements not required to be disclosed under "Transactions with Related Persons" above:

         o Although Mr. Katz beneficially owns 8.9% of our common stock as of February 29, 2008, and has been involved in certain of our recent financings, the board of directors concluded that he had no relationship with our company which, in the opinion of the board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

         o        The board of directors considered the preparation by Mr.
                  Ritholtz of an independent research report on our company in 2006. Mr. Ritholtz was not compensated for his preparation of this report. The board of directors concluded that he had no relationship with our company which, in the opinion of the board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by KMJ Corbin & Company, our current independent registered public accounting firm, for the audit of our annual financial statements for the year ended December 31, 2007, and by Deloitte & Touche, our former independent registered public accounting firm, for the audit of our annual financial statements for the year ended December 31, 2006. The following table also summarizes fees billed for other services rendered by KMJ Corbin & Company and Deloitte & Touche LLP for the years ended December 31, 2007 and 2006, respectively.


Type of Fee               2007         2006
---------------------------------------------
Audit Fees (1)           $ 94,100   $212,000

Audit Related Fees (2)     12,400     77,000

Tax Fees (3)                   --      4,000
All Other Fees (4)             --         --
                         --------   --------
Total                    $106,500   $293,000
                         ========   ========

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

(4) All Other Fees consist of fees for products and services other than the services reported above. During fiscal years 2007 and 2006, there were no such services rendered to us by KMJ Corbin & Company or Deloitte & Touche LLP, respectively.

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

The Audit Committee has considered the role of KMJ Corbin & Company in providing services to us for the fiscal year ended December 31, 2007, and has concluded that such services are compatible with such firm's independence.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS. Previously filed.

(a)(2) FINANCIAL STATEMENT SCHEDULES.

All schedules have been omitted as they are not required, not applicable, or the required information is otherwise included. (a)(3) EXHIBITS.


--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
Exhibit No.     Description                        Filed        Previously   Incorporated   Form       Date Filed    Exhibit
                                                   Herewith     Filed        by Reference                            No.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
3.1             Articles of Incorporation                                          X        10-SB      Aug. 13,      3.(a)
                                                                                                       1999
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
3.2             Certificate of Amendment to the                                    X        SB-2       July 25,      3.2
                Articles of Incorporation                                                              2002
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
3.3             Certificate of Amendment to the                                    X        8-A12B     May 27, 2004  3.1C
                Articles of Incorporation
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
3.4             Amended and Restated Bylaws                                        X        10-KSB     April 6,      3.3
                                                                                                       2006
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
4.1             Specimen Common Stock Certificate                                  X        SB-2/A     Nov. 20,      4.1
                                                                                                       2002
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.1            Amended and Restated 2000 Stock                                    X        10-KSB     March 30,     10.1
                Option Plan, as amended and                                                            2004
                restated January 30, 2004*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.2            Form of Stock Option Grant                                         X        10-KSB     March 30,     10.2
                Notice and Stock Option                                                                2005
                Agreement under 2000 Stock
                Option Plan*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.3            License and Sponsored Research                                     X        SB-2/A     Feb. 10,      10.3
                Agreement dated September 15,                                                          2003
                1998, between MicroIslet of
                Delaware and Duke University
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.4            Amendment to License and                                           X        SB-2/A     Feb. 10,      10.14
                Sponsored Research Agreement                                                           2003
                dated February 5, 1999, between
                MicroIslet of Delaware and Duke
                University
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.5            Research Funding and Option                                        X        10-KSB     March 28,     10.6
                Agreement dated February 20,                                                           2003
                2003, between MicroIslet, Inc.
                and the Scripps Research
                Institute, a California
                            nonprofit public benefit
                corporation +
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------




10.6            Standard Industrial/Commercial                                     X        SB-2       July 25,      10.6
                Multi-Tenant Lease dated July 3,                                                       2002
                2002, between MicroIslet, Inc.
                and Nancy Ridge Technology
                Center, L.P.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.7            First Amendment dated February                                     X        8-K        Feb. 24,      99.1
                17, 2005, to the Lease dated                                                           2005
                July 3, 2002 between MicroIslet,
                Inc. and Nancy Ridge Technology
                Center, L.P.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.8            Warrant Agreement, dated April                                     X        SB-2       April 15,     10.19
                11, 2003, between MicroIslet,                                                          2003
                Inc. and John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 1995
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.9            Warrant Agreement, dated May 12,                                   X        8-K        May 13, 2003  10.2
                2003 between MicroIslet, Inc.
                and John J. Hagenbuch, Trustee
                U/D/T dated September 13, 1995
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.10           Warrant Amendment, dated August                                    X        8-K        Aug. 28,      10.2
                26, 2003, between MicroIslet,                                                          2003
                Inc. and John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 1995
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.11           Warrant Amendment, dated August                                    X        8-K        Aug. 28,      10.4
                26, 2003, between MicroIslet,                                                          2003
                Inc. and John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 1995
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.12           Form of Warrant dated October                                      X        8-K        Nov. 3, 2003  10.2
                31, 2003
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.13           Form of Special Stock Option                                       X        S-8        Sept. 26,     99.2
                used in connection with option                                                         2003
                grants outside of MicroIslet,
                Inc.'s stock option plans*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.14           Special Stock Option granted to                                    X        10-KSB     March 30,     10.34
                Robert W. Anderson on November                                                         2004
                10, 2003*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.15           Special Stock Option granted to                                    X        10-KSB     March 30,     10.36
                Steven T. Frankel on November                                                          2004
                10, 2003*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.16           Form of Securities Purchase                                        X        10-KSB     March 30,     10.37
                Agreement dated as of March 16,                                                        2004
                2004
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.17           Form of Warrant Agreement dated                                    X        10-KSB     March 30,     10.38
                as of March 16, 2004                                                                   2004
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------



10.18           Warrant Agreement, dated January                                   X        10-QSB     May 13, 2004  10.3
                30, 2004, between MicroIslet,
                Inc. and Strategic Growth
                International, Inc.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.19           Warrant Agreement, dated May 25,                                   X        10-QSB     Aug. 13,      10.3
                2004, between MicroIslet, Inc.                                                         2004
                and Strategic Growth
                International, Inc.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.20           Amended and Restated MicroIslet,                                   X        S-8        Apr. 6, 2007  4.2
                Inc. 2005 Equity Incentive Plan*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.21           Form of Stock Option Grant                           X
                Notice and Stock Option
                Agreement under 2005 Equity
                Incentive Plan (revised December
                2007)*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.22           Form of Stock Award Agreement                                      X        8-K        Jan. 19,      99.2
                under 2005 Equity Incentive Plan*                                                      2006
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.23           System lease dated August 23,                                      X        10QSB      Nov. 14,      10.1
                2005, between MicroIslet, Inc.                                                         2005
                and Beckman Coulter Corporation
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.24           Securities Purchase Agreement                                      X        8-K        Dec. 27,      99.1
                dated as of December 23, 2005,                                                         2005
                between MicroIslet, Inc. and
                certain purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.25           Registration Rights Agreement                                      X        8-K        Dec. 27,      99.2
                dated as of December 23, 2005,                                                         2005
                between MicroIslet, Inc. and
                certain investors
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.26           Form of Warrant dated December                                     X        8-K        Dec. 27,      99.3
                23, 2005                                                                               2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.27           Long Term Supply Agreement dated                                   X        8-K/A      Jan. 1, 2006  99.2
                November 15, 2005, between
                MicroIslet, Inc. and Mayo
                Foundation for Medical Education
                and Research +
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.28           Professional Services Agreement                                    X        8-K        Jan. 19,      99.3
                dated January 18, 2006, between                                                        2006
                MicroIslet, Inc. and Resources
                Connection, LLC*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.29           Securities Purchase Agreement                                      X        8-K        August 1,     99.1
                dated July 27, 2006, among                                                             2006
                MicroIslet, Inc. and certain
                purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------




10.30           Amendment dated December 7, 2006                                   X        8-K        December      99.1
                to Securities Purchase Agreement                                                       12, 2006
                dated July 27, 2006, among
                MicroIslet, Inc. and certain
                purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.31           Registration Rights Agreement                                      X        8-K        August 1,     99.2
                dated July 27, 2006, among                                                             2006
                MicroIslet, Inc. and certain
                investors
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.32           Form of Warrant dated July 27,                                     X        8-K        August 1,     99.3
                2006                                                                                   2006
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.33           Unsecured Subordinated                                             X        8-K        January 17,   99.1
                Promissory Note dated January                                                          2007
                12, 2007, issued by MicroIslet,
                Inc. to John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.34           Warrant Agreement dated January                                    X        8-K        January 12,   99.2
                12, 2007, between MicroIslet,                                                          2007
                Inc. and John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.35           Unsecured Promissory Note dated                                    X        8-K        May 15, 2007  99.1
                May 15, 2007, issued by
                MicroIslet, Inc. to John J.
                Hagenbuch, Trustee U/D/T dated
                September 13, 2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.36           Warrant Agreement dated May 15,                                    X        8-K        May 15, 2007  99.2
                2007, between MicroIslet, Inc.
                and John J. Hagenbuch, Trustee
                U/D/T dated September 13, 2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.37           Amendment to Warrant Agreement                                     X        8-K        May 15, 2007  99.3
                dated May 10, 2007, for the
                benefit of John J. Hagenbuch,
                Trustee U/D/T dated September
                13, 2005
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.38           Securities Purchase Agreement                                      X        8-K        June 21,      99.1
                dated June 20, 2007, among                                                             2007
                MicroIslet, Inc. and certain
                purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.39           Registration Rights Agreement                                      X        8-K        June 21,      99.2
                dated June 20, 2007, among                                                             2007
                MicroIslet, Inc. and certain
                investors
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.40           Form of Warrant dated June 20,                                     X        8-K        June 21,      99.3
                2007                                                                                   2007
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.41           Summary of Certain Compensation                                    X        10QSB      Aug. 20,      10.6
                Arrangements                                                                           2007
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.42           Unsecured Subordinated                                             X        8-K        Sept. 21,     99.1
                Convertible Promissory Note                                                            2007
                dated September 20, 2007, issued
                by MicroIslet, Inc. to Peter
                Knobel
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.43           Warrant Agreement dated                                            X        8-K        Sept. 21,     99.2
                September 20, 2007, between                                                            2007
                MicroIslet, Inc. and Peter Knobel
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.44           Registration Rights Agreement                                      X        8-K        Sept. 21,     99.3
                dated September 20, 2007,                                                              2007
                between MicroIslet, Inc. and
                Peter Knobel
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.45           Employment Agreement dated                                         X        10QSB      Nov. 19,      10.4
                September 4, 2007, between                                                             2007
                MicroIslet, Inc. and Jonathan R.
                T. Lakey, Ph.D., M.S.M.*
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.46           Services Agreement dated                                           X        10QSB      Nov. 19,      10.5
                September 1, 2007, between                                                             2007
                MicroIslet, Inc. and Progenitor
                Cell Therapy, LLC.+
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.47           Securities Purchase Agreement                        X
                dated November 16, 2007, between
                MicroIslet, Inc. and SMR 1996
                Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.48           Registration Rights Agreement                        X
                dated November 16, 2007, between
                MicroIslet, Inc. and SMR 1996
                Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.49           Form of Warrant dated                                X
                November 16, 2007, issued to SMR
                1996 Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.50           Securities Purchase Agreement                                      X        8-K        Jan. 31,      99.1
                dated January 24, 2008, among                                                          2008
                MicroIslet, Inc. and certain
                purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.51           Subordinated Convertible                                           X        8-K        Jan. 31,      99.2
                Unsecured Revolving Promissory                                                         2008
                Note dated January 25, 2008,
                issued to SMR 1996 Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.52           Form of Warrant dated January                                      X        8-K        Jan. 31,      99.3
                25, 2008                                                                               2008
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.53           Registration Rights Agreement                                      X        8-K        Jan. 31,      99.4
                dated January 24, 2008, among                                                          2008
                MicroIslet, Inc. and certain
                purchasers
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------



--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.54           First Amendment to Securities                                      X        8-K        Mar. 21,      99.1
                Purchase Agreement and                                                                 2008
                Promissory Note dated March 17,
                2008, between MicroIslet, Inc.
                and SMRH 1996 Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.55           Subordinated Convertible                                           X        8-K        Mar. 21,      99.2
                Unsecured Revolving Promissory                                                         2008
                Note dated March 17, 2008,
                issued to SMR 1996 Trust III
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.56           Warrant dated March 17, 2008,                                      X        8-K        Mar. 21,      99.3
                issued to SMR 1996 Trust III                                                           2008
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
10.57           Letter agreement dated October                       X
                8, 2007 between MicroIslet, Inc.
                and Amaresh Basu, Ph.D *
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
16.1            Letter from Deloitte & Touche                                      X        8-K        July 24,      16.1
                LLP, Independent Registered                                                            2007
                Public Accounting Firm.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
21.1            List of Subsidiaries of                                            X        SB-2       July 25,      21.1
                MicroIslet, Inc.                                                                       2002
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
23.1            Consent of  KMJ Corbin &                             X
                Company  LLP, Independent
                Registered Public Accounting
                Firm.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
23.2            Consent of  Deloitte & Touche                        X
                LLP, Independent Registered
                Public Accounting Firm.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
24.1            Power of Attorney (included as a                     X
                part of the signature page
                attached hereto)
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
31.1            Certification of Michael J.             X
                Andrews, Principal Executive and
                Financial Officer, pursuant to
                Rule 13a-14(a) or 15d-14(a) of
                the Securities Exchange Act of
                1934, as adopted pursuant to
                Section 302 of the
                Sarbanes-Oxley Act of 2002.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------
32.1            Certificate pursuant to 18                           X
                U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002, executed
                by Michael J. Andrews,
                Principal Executive and Financial Officer.
--------------- ---------------------------------- ------------ ------------ -------------- ---------- ------------- ----------


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

MICROISLET, INC.

By:   /s/ Michael J. Andrews                            Date:    April 24, 2008
      ----------------------
      Michael J. Andrews
      Chief Executive Officer and
      Acting Chief Financial Officer
      (Principal Executive Officer and
      Principal Financial and Accounting
      Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.


Signature                                                Title                               Date
---------                                                -----                               ----

/s/ Michael J. Andrews                         Chief Executive Officer,                     April 24, 2008
-----------------------------------            Acting Chief Financial Officer
Michael J. Andrews                             and Director (Principal Executive
                                               Officer and Principal Financial
                                               and Accounting Officer)

               *                               Chairman and Director                        April 24, 2008
-----------------------------------
Ronald Katz

               *                               Director                                     April 24, 2008
-----------------------------------
Robert W. Anderson, M.D.

               *                               Director                                     April 24, 2008
-----------------------------------
Steven T. Frankel

-----------------------------------            Director
Keith B. Hoffman, Ph.D

               *                               Director                                     April 24, 2008
-----------------------------------
Barry Ritholtz

*/s/ Michael J. Andrews
-----------------------------------
By Michael J. Andrews, as attorney-in-fact
