Form 10-Q
period 2008-03-31
MICROISLET INC
filed 2008-05-15
CIK 1092050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

                          Commission File No. 001-32202

                                MICROISLET, INC.

             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0408274
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

         6370 Nancy Ridge Drive, Suite 112, San Diego, California 92121
                    (Address of principal executive offices)

                                 (858) 657-0287
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                     Accelerated filer |_|
Non-accelerated filer    |_|                     Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At April 30, 2008, 54,593,279 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

                                            PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements
                                                    MicroIslet, Inc.
                                             (A Development Stage Company)
                                         Condensed Consolidated Balance Sheets


                                                                                    March 31,          December 31,
                                                                                      2008                2007
                                                                               ------------------   ------------------
Assets                                                                            (unaudited)
Current Assets:
                  Cash and cash equivalents                                     $        175,000     $        353,000
                  Grant receivables                                                       33,000               79,000
                  Other receivables                                                       25,000               52,000
                  Prepaid expenses                                                       155,000              120,000
                  Other current assets                                                    24,000                4,000
                                                                               ------------------   ------------------

                          Total current assets                                           412,000              608,000

Property and equipment, net                                                              199,000              205,000
Patents, net                                                                              41,000               41,000
Deposits and other assets                                                                 60,000               50,000
                                                                               ------------------   ------------------

                          Total assets                                          $        712,000     $        904,000
                                                                               ==================   ==================

Liabilities and Stockholders' Deficit
Current Liabilities:
                  Accounts payable                                              $      1,244,000     $        508,000
                  Accrued payroll and related                                             24,000               25,000
                  Accrued research and development and other expenses                    287,000              288,000
                  Current portion of capital lease obligation                             14,000               23,000
                  Loans from related parties (including accrued interest of
                    $332,000 and $235,000), net of unamortized discount of
                    $91,000 and $75,000                                                5,741,000            4,160,000
                                                                               ------------------   ------------------

                          Total current liabilities                                    7,309,000            5,004,000
                                                                               ------------------   ------------------

Commitments and contingencies

Stockholders' Deficit
                  Common stock - $.001 par value:  100,000,000 shares
                     authorized; 54,593,279 and 54,574,426 shares issued and
                     outstanding                                                          55,000               55,000
                  Additional paid-in capital                                          46,488,000           46,044,000
                  Deficit accumulated during the development stage                   (53,141,000)         (50,199,000)
                                                                               ------------------   ------------------

                          Total stockholders' deficit                                 (6,598,000)          (4,100,000)
                                                                               ------------------   ------------------

                          Total liabilities and stockholders' deficit           $        712,000     $        904,000
                                                                               ==================   ==================


                           See notes to unaudited condensed consolidated financial statements


                                            MicroIslet, Inc.
                                      (A Development Stage Company)
                       Condensed Consolidated Statements of Operations (unaudited)


                                                                                       August 21, 1998
                                                     Three Months Ended                    (Date of
                                                          March 31,                       Inception)
                                            --------------------------------------            to
                                                   2008                 2007           March 31, 2008
                                            -----------------    -----------------    -----------------

Grant revenue                                $       106,000      $       339,000      $     2,041,000
                                            -----------------    -----------------    -----------------

Operating expenses:
   Research and development expenses               1,837,000            2,160,000           31,247,000
   General and administrative expenses               966,000            1,005,000           23,320,000
                                            -----------------    -----------------    -----------------
             Total operating expenses             (2,803,000)          (3,165,000)         (54,567,000)
                                            -----------------    -----------------    -----------------
             Loss from operations                 (2,697,000)          (2,826,000)         (52,526,000)
                                            -----------------    -----------------    -----------------

Other income (expense):
   Interest income                                     1,000               30,000              508,000
   Interest expense                                 (245,000)             (96,000)          (1,096,000)
   Other expense                                          --               (2,000)             (27,000)
                                            -----------------    -----------------    -----------------
             Total other expense, net               (244,000)             (68,000)            (615,000)
                                            -----------------    -----------------    -----------------

             Net loss                        $    (2,941,000)     $    (2,894,000)     $   (53,141,000)
                                            =================    =================    =================

Basic and diluted net loss per share         $         (0.05)     $         (0.06)
                                            =================    =================

Weighted average number of shares
outstanding - basic and diluted                   54,593,279           49,341,301





                   See notes to unaudited condensed consolidated financial statements


                                                          MicroIslet, Inc.
                                                   (A Development Stage Company)
                                    Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                                  August 21, 1998
                                                                                Three Months Ended                    (Date of
                                                                                     March 31,                       Inception)
                                                                       --------------------------------------            to
                                                                             2008                 2007             March 31, 2008
                                                                       -----------------    -----------------    -----------------
Cash flows from operating activities:
      Net loss                                                          $    (2,941,000)     $    (2,984,000)     $   (53,140,000)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Warrant compensation expense                                              --                   --            5,147,000
           Interest paid with warrant                                                --               58,000              142,000
           Amortization of related parties loan discount                        147,000                   --              571,000
           In-process research and development
                acquired for common stock                                            --                   --            2,068,000
           Legal settlement paid with shares of common stock                         --                   --               40,000
           Late registration damages paid with shares of common stock             9,000                   --              247,000
           Share-based compensation                                             272,000              244,000            4,884,000
           Depreciation and amortization                                         23,000               28,000              490,000
           Loss on disposal of equipment                                             --                   --               18,000
Changes in operating assets and liabilities:
      Grant receivables                                                          46,000             (161,000)             (33,000)
      Other receivables                                                          27,000               (1,000)             (25,000)
      Prepaid expenses                                                          (35,000)             328,000             (156,000)
      Other current assets                                                      (20,000)            (129,000)             (24,000)
      Deposits and other assets                                                 (10,000)               1,000              (72,000)
      Accounts payable and accrued expenses                                     733,000               95,000            2,089,000
      Accrued interest on related parties loans                                  97,000               35,000              332,000
                                                                       -----------------    -----------------    -----------------
           Net cash used in operating activities                             (1,652,000)          (2,396,000)         (37,422,000)
                                                                       -----------------    -----------------    -----------------
Cash flows from investing activities:
      Proceeds from sale of property and equipment                                   --                   --                1,000
      Purchases of property and equipment                                       (16,000)              (1,000)            (628,000)
      Patent costs                                                               (1,000)                  --              (33,000)
                                                                       -----------------    -----------------    -----------------
         Net cash used in investing activities                                  (17,000)              (1,000)            (660,000)
                                                                       -----------------    -----------------    -----------------
Cash flows from financing activities:
      Payments made on capital lease obligation                                  (9,000)              (9,000)             (93,000)
      Proceeds from loans from related parties                                1,500,000            2,000,000            6,025,000
      Repayment of loans from related parties                                        --                   --              (25,000)
      Proceeds from sale of common stock, net of offering costs                      --                   --           27,501,000
      Proceeds from exercise of stock options and warrants                           --                   --            4,663,000
      Proceeds from sale of preferred stock                                          --                   --              186,000
                                                                       -----------------    -----------------    -----------------

           Net cash provided by financing activities                          1,491,000            1,991,000           38,257,000
                                                                       -----------------    -----------------    -----------------

           Net change in cash and cash equivalents                             (178,000)            (406,000)             175,000

Cash and cash equivalents at beginning of period                                353,000            1,847,000                   --
                                                                       -----------------    -----------------    -----------------

Cash and cash equivalents at end of period                              $       175,000      $     1,441,000      $       175,000
                                                                       =================    =================    =================

                                 See notes to unaudited condensed consolidated financial statements


                                                          MicroIslet, Inc.
                                                   (A Development Stage Company)
                                    Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                                                  August 21, 1998
                                                                                Three Months Ended                    (Date of
                                                                                     March 31,                       Inception)
                                                                       --------------------------------------            to
                                                                             2008                 2007             March 31, 2008
                                                                       -----------------    -----------------    -----------------
Supplemental disclosure of cash flow information:
Interest paid                                                           $         1,000      $         2,000      $       266,000
Income taxes paid                                                       $            --      $            --      $        13,000

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in relation to legal settlement                     $            --      $            --      $       304,000
Conversion of loan from related party to stock                          $            --      $            --      $       510,000
In-process research and development acquired for common stock           $            --      $            --      $     2,068,000
Common stock issued as commission for offering of
   common stock                                                         $            --      $            --      $       316,000
Estimated relative fair value of warrants issued
   in connection with related parties notes payable                     $       163,000      $       268,000      $       804,000
Compensation paid with warrant related to reverse merger                $            --      $            --      $     3,478,000
Common stock issued to founders                                         $            --      $            --      $       (12,000)
Shares issued pursuant to investment banking agreement                  $            --      $            --      $      (200,000)
Common stock issued related to reverse merger                           $            --      $            --      $    20,450,000
Assets acquired under capital lease                                     $            --      $            --      $       106,000




                                 See notes to unaudited condensed consolidated financial statements

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

The Company is engaged in the research, development, and commercialization of patented technologies in the field of transplantation therapy for patients with insulin-dependent diabetes. The Company has not commenced planned principal operations and is considered to be in the development stage. The Company intends to continue its research and development efforts and, ultimately, to begin market introduction of its products.

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

In October 2005, the Company was awarded a $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institute of Health ("NIH"). The balance remaining under the research grant as of March 31, 2008 was approximately $69,000. The grant is being used to further development of the Company's islet cell transplantation technology for the treatment of insulin-dependent diabetes. The Phase II SBIR grant was awarded following peer review by the NIH of results from the completion of the Phase I grant for the same project.

In April 2008, the Company was awarded a one year $242,000 Small Business Innovation Research grant by the National Institutes of Health. The grant will be used for improving porcine islet function and in-vivo survival with lisofylline. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

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

The consolidated results of operations for the period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial operating losses and negative operating cash flows through March 31, 2008, and as of March 31, 2008 the Company's cash position was $175,000. The Company incurred net losses of $2.9 million for each of the quarters ended March 31, 2008 and 2007, and had negative operating cash flows of $1.7 million and $2.4 million for the quarters ended March 31, 2008 and 2007, respectively. The Company also had a deficit accumulated during the development stage of $53.1 million at March 31, 2008. As of that date, the Company had negative working capital of $6.9 million, primarily reflecting $5.7 million of notes payable, including accrued interest and net of debt discounts. Three of such notes matured in the quarter ended March 31, 2008 and are currently due on demand. Management has projected that cash on hand will be sufficient to allow the Company to continue its operations only through May 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During 2007, the Company completed two private placements of common stock and warrants for aggregate gross proceeds of $2,045,000, and borrowed an additional $4,000,000 from related parties. See Note 4 for more information about the debt transactions. The Company entered into a securities purchase agreement in January 2008 with a related party, which agreement was amended in March 2008 and April 2008. The agreement allows the Company to borrow up to an aggregate of $4.5 million under notes to be issued under the agreement. Pursuant to the agreement, the Company borrowed $1.5 million in the first quarter of fiscal 2008 and $500,000 in April 2008 from related parties. In addition, the Company borrowed $600,000 in April 2008 from unrelated parties. All borrowings have been and will be used to fund the Company's working capital needs. See Notes 4 and 8 for more information about these notes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company has adopted the requirements of SFAS 157 effective January 1, 2008 and such adoption did not have a material impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions" ("FSP 157-1"), and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 removes leasing from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

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

NOTE 2 - SHARE-BASED COMPENSATION

The Company accounts for share-based awards for employee services in accordance with SFAS No. 123R ("SFAS 123R"), "Share-Based Payment." Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. Shares issued upon option exercise are newly issued shares because the Company has no treasury shares. The Company adopted the provisions of SFAS 123R using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as modified by SFAS 123R to include estimated forfeitures and expected future volatility rates.

Total compensation expense related to all of the Company's share-based awards (including restricted stock units awarded to consultants) recognized under SFAS 123R, including restricted stock units, for the three months ended March 31, 2008 and 2007 was comprised of the following:

                                                 2008          2007
                                            ----------------------------
    Research and development                $      38,000  $     115,000
    General and administrative                    234,000        129,000
                                            -------------  -------------
        Total                               $     272,000  $     244,000
                                            =============  =============

DETERMINING FAIR VALUE

VALUATION AND AMORTIZATION METHOD. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. All options are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXPECTED TERM. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on the history of grants and exercises in its option database along with the term of the options reported by a peer group consisting of early-stage pharmaceutical companies with market capitalizations below $300 million. The Company has examined its historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on two distinct groups of option recipients: (1) employees other than senior management; and (2) directors and senior management. Although the amount of data on these two groups was limited, results of the analysis indicate distinct and typical behavior patterns between the two groups. Therefore, the Company is using the applicable term for each group in its valuation.

EXPECTED VOLATILITY. Since the Company and its peer group do not have stock options that are publicly traded, the Company estimates the volatility based on historical trading of the Company's common stock, which should be measured over the expected term of the options. The Company has been publicly traded since January 2002, but management has concluded that its stock price volatility prior to April 2004 was not representative of the current market for the Company's securities. Consequently, the Company measured its historical volatility for the period from April 2004 through the issue date of the options. The Company also considered the historical volatilities of the peer group, which are similar to the Company's. Because of the risks inherent in the Company's business model, the Company expects the future volatility of its share price over the expected term to continue near historic averages.

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

The Company used the following assumptions to estimate the fair value of employee options granted for the three months ended March 31:

                                   2008       2007
                                   ----       ----
Average expected term (years)      5.5        5.5
Expected volatility               80.0 %     80.0 %
Risk-free interest rate            3.6 %      4.6 %
Expected dividend yield            --          --
Forfeiture rate                    5.0 %      5.0 %

STOCK OPTIONS

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

The Company's Board of Directors adopted the 2005 Plan in June 2005 and it became effective upon shareholder approval in November 2005. A total of 3,000,000 new shares of the Company's common stock have been reserved for issuance under the 2005 Plan (the original 2,000,000 plus an additional 1,000,000 approved by shareholders on November 14, 2006). In addition, the 2005 Plan includes in its reserve shares of common stock available for issuance under the 2000 Plan as of the date of the approval of the 2005 Plan. The reserve will also include any shares currently subject to options under the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full. The total 2005 Plan reserve cannot exceed 8,471,339 shares. As of March 31, 2008, there are 8,471,339 shares authorized for awards of equity share options in the 2005 Equity Incentive Plan ("2005 Plan"). The Company has no awards with market or performance conditions. All options granted under the 2005 Plan through March 31, 2008, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term.

The Company accounts for certain stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under EITF 96-18, the Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. There was no compensation cost charged to operations for options granted to consultants performing advisory services for the three months ended March 31, 2008 and 2007, and $1,635,000 from August 21, 1998 (inception) to March 31, 2008.

The following summary presents the options granted, exercised, expired, forfeited and outstanding as of and for the quarter ended March 31, 2008:

                                                                                                     Weighted
                                                                     Weighted                        Average
                                                                     Average         Remaining       Aggregate
                                                     Number of       Exercise        Contractual     Intrinsic
                                                     Shares          Price           Life            Value
                                                    --------------  --------------  --------------  --------------
Outstanding at December 31, 2007                        5,474,999    $       0.63
Granted                                                   520,000            0.38
Exercised                                                      --              --
Forfeited and expired                                    (373,945)           0.62
                                                    --------------  --------------
Outstanding at March 31, 2008                           5,621,054    $       0.61            7.84    $    109,000
                                                    ==============  ==============  ==============  ==============
Vested or expected to vest at March 31, 2008            5,463,683    $       0.62            8.51    $    104,000
                                                    ==============  ==============  ==============  ==============

Exercisable at March 31, 2008                           2,473,628    $       0.69            7.10    $    104,000
                                                    ==============  ==============  ==============  ==============

The weighted average grant date fair value of options granted during the quarter ended March 31, 2008 was $0.26, and no options were issued in the quarter ended March 31, 2007. No options were exercised during the quarters ended March 31, 2008 or 2007. The total grant date fair value of shares vested during the quarter ended March 31, 2008 and 2007 was $236,000 and $244,000 respectively. As of March 31, 2008, there was $1,089,000 of unrecognized share based compensation expense to be recognized over a weighted average period of 2.1 years.

SUMMARY OF RESTRICTED STOCK UNITS

On December 6, 2007, the Company issued an aggregate of 300,000 restricted stock units to two individuals affiliated with the Company's investor relations firm as partial consideration for the firm's investor relations services. The restricted stock units vest in equal monthly installments over one year beginning on the date of issue, and settle via delivery of shares of common stock six months after vesting, or upon a sooner change in control.

Restricted stock units are independent of option grants and are generally subject to forfeiture if the business relationship terminates prior to the release of the restrictions. The Company expenses the cost of the restricted stock units, which is determined to be the fair market value of the underlying shares at the date of grant, ratably over the period during which the restrictions lapse.

Nonvested restricted stock units as of March 31, 2008 were as follows:

                                                                  Weighted-
                                                                   Average
                                                  Number          Grant Date
                                                 of Units         Fair Value

Nonvested at December 31, 2007                      300,000     $        0.50
Granted                                                  --                --
Vested                                             (100,000)             0.50
Forfeited                                                --                --
                                               -------------    -------------
Nonvested at March 31, 2008                         200,000     $        0.50
                                               =============    =============

As of March 31, 2008, there was $94,000 of unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 4.5 months. The Company recorded compensation expense of $36,000 for the three months ended March 31, 2008 and $49,000 since inception, related to the vesting of restricted stock units.

NOTE 3.    EARNINGS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three months ended March 31, 2008 and 2007, as the inclusion of 622,223 and 12,838,960 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4.    LOANS FROM RELATED PARTIES

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

JANUARY 2008 AND MARCH 2008 FINANCINGS

On January 25, 2008, the Company entered into a securities purchase agreement with a private trust. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman. The purchase agreement permitted the Company to issue up to $2,000,000 in aggregate principal amount of Subordinated Convertible Unsecured Revolving Promissory Notes due March 31, 2008 and warrants to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to the Company under the notes, divided by $2.50. Each note accrues interest at the rate of 10% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.40 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the warrant under certain circumstances.

In connection with the purchase agreement, on January 25, 2008, we issued to the trust (1) a note in the principal amount of $1,000,000 ("January Note"), and (2) a warrant ("January Warrant") to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the January Note, divided by $2.50, up to a maximum of 400,000 shares. The trust advanced the full $1,000,000 under the January Note, and accordingly, the January Warrant is exercisable for 400,000 shares.

Pursuant to the purchase agreement, on January 25, 2008, we also entered into a registration rights agreement with the trust, pursuant to which the Company has agreed to register for resale the shares of common stock issuable upon exercise of the warrants issued pursuant to the purchase agreement on the next registration statement filed with the SEC relating to an offering for any of the Company's equity securities, other than a registration statement relating to equity securities to be issued solely in connection with an acquisition of another entity, in an exchange offer for securities, or in connection with stock option or other employee benefit plans.

On March 17, 2008, the Company entered into a First Amendment to Securities Purchase Agreement and Promissory Note with the trust. Pursuant to the amendment, the maximum aggregate original principal amount of the notes issuable under the purchase agreement was increased from $2,000,000 to $2,500,000, and the maturity date of the notes was extended to May 31, 2008. The maturity date may be accelerated by the note holders upon the occurrence and during the continuance of an event of default.

In connection with the amendment, on March 17, 2008, the Company issued to the trust (1) a note in the principal amount of $1,500,000 ("March Note"), and (2) a warrant ("March Warrant"), to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced under the March Note, divided by $2.50, up to a maximum of 600,000 shares. On that same date, the trust advanced to the Company $500,000 under the terms of the March Note. Prior to the maturity of the March Note, the Company may request additional advances from the trust, up to a total aggregate principal amount of $1,500,000, which the trust may agree to make in its sole discretion. See Note 8 below for additional information concerning the securities purchase agreement.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the January Warrant was estimated to be $125,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.81%, respectively. The estimated relative fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount. The relative fair value of the March Warrant was estimated to be $38,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.23%, respectively. The estimated relative fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount.

The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the period ended March 31, 2008 and from inception through March 31, 2008, the Company amortized $147,000 and $571,000, respectively, related to the debt discounts, which is recorded as interest expense in the accompanying consolidated statements of operations.

Total interest expense (including amortization of debt discounts) related to the loans from related parties was $245,000 for the period ended March 31, 2008 and $903,000 from inception through March 31, 2008.

These loans are convertible, at the option of the holders, upon the first equity or equity based financing transaction after the date of this note(s) in which at least $3 million is raised from investors provided the conversion amount conforms with the minimum investment amount established by the Company's Board of Directors. The terms of the conversion option do not permit the Company to determine the additional number of shares that it would be required to issue upon conversion of the notes. Accordingly, in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the Company will record a beneficial conversion amount equal to the fair value of the warrant determined in accordance with APB No. 14 as additional interest expense if and only if the contingent event occurs.

NOTE 5.    RELATED PARTY TRANSACTIONS

See "January 2008 and March 2008 Financing" in Note 4, and "April 2008 and May 2008 Financings" in Note 8.

NOTE 6.    LEGAL PROCEEDINGS

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

On March 16, 2007, the Company, along with MicroIslet of Delaware; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit ("DLR") in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR sought a declaration from the court that the Company, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also sought attorneys' fees and costs. The Company did not receive a response to the DLR, and in April 2008 the Company dismissed the DLR without prejudice to the Company's ability to refile the action. No amounts have been accrued related to this litigation.

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

NOTE 7.    LIQUIDATED DAMAGES TO INVESTORS

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

In March 2006, a committee of the Board of Directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through March 31, 2008, liquidated damages of $188,000 had accrued, and the Company discharged $141,000 of such obligation through the issuance of 286,537 shares of common stock, $9,000 of which was paid during the three months ended March 31, 2008 through the issuance of 18,853 shares of common stock. 30,192 of these shares were issued to the Company's Chairman who was an investor in the financing. Liquidated damages decreased approximately $8,000 per month in January 2008 as a result of shares sold in the financing and held by non-affiliates being eligible for sale without volume restrictions under Rule
144. Liquidated damages on all outstanding warrants issued in the December 2005 financing, and on shares held by the Company's Chairman and the holder of the promissory note issued in September 2007 will continue to accrue at approximately $14,000 per month until the Company files and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning the Company. The Company intends to continue to pay such amounts by issuing shares of its common stock.

AUGUST 2006 FINANCING

In connection with a private placement of common shares and warrants in August 2006, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. Upon filing of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007, the Company notified the August 2006 investors that the registration statement which registered their shares for resale was no longer available, and accordingly, the Company expects to become subject to liquidated damages beginning in May 2008. The liquidated damages are equal to 0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. The Company is permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If the Company elects to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. The Company is required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

NOTE 8.    SUBSEQUENT EVENTS

APRIL 2008 AND MAY 2008 FINANCINGS

Effective April 2, 2008, the Company entered into a second amendment to the securities purchase agreement described in Note 4 above. Pursuant to the amendment, the maximum aggregate original principal amount of the notes issuable under the securities purchase agreement was increased from $2,500,000 to $4,500,000. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in our next equity financing transaction in which we raise at least $3 million, on the same terms as the securities purchased by the other investors in the financing.

In connection with the second amendment, the Company borrowed $500,000 from one accredited investor unaffiliated with the trust or the Company's Chairman and issued a note under the securities purchase agreement in the original principal amount of $500,000. On April 4, 2008, the Company borrowed an additional $100,000 from another accredited investor unaffiliated with the trust or the Company's Chairman on the same terms. The warrants issued in connection with these notes are exercisable for up to 240,000 shares. The terms and conditions of these notes and warrants are otherwise substantially similar to the March Note and March Warrant described in Note 4 above.

On April 18, 2008, the Company issued a note to the Company's Chairman in the principal amount of $500,000 pursuant to the securities purchase agreement. On that same date, the Chairman advanced us $200,000 under the terms of the note, and on April 30, 2008, the Chairman advanced an additional $300,000 under the terms of the note. The warrant issued in connection with the $500,000 note became exercisable for 80,000 shares on April 18, 2008, and for an additional 120,000 shares on April 30, 2008; provided that the warrant may only be exercised between April 18, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and April 18, 2014. The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

On May 14, 2008, the Company issued an additional note to the Company's Chairman in the principal amount of $500,000 pursuant to the securities purchase agreement. On that same date, the Chairman advanced the Company $350,000 under the terms of such note. The warrant issued in connection with this $500,000 note became exercisable for 140,000 shares on May 14, 2008, provided that the warrant may only be exercised between May 14, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and May 14, 2014. The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

These loans are convertible, at the option of the holders, upon the first equity or equity based financing transaction after the date of the notes, provided that the conversion amount conforms with the minimum investment amount established by the Company's Board of Directors. See Note 4 above for a discussion of the accounting treatment for the beneficial conversion option.

April 2008 Government Grant Research

In April 2008, the Company was awarded a one year $242,000 Small Business Innovation Research grant by the National Institutes of Health. The grant will be used for improving porcine islet function and in vivo survival with lisofylline. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, WE URGE YOU TO CAREFULLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THOSE DISCUSSED UNDER "RISK FACTORS" IN PART II, ITEM 1A OF THIS REPORT, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

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

Since inception, we have financed our operations primarily through private sales of equity securities. We have not generated revenues from sales of products, have had only limited revenues from grants, and have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At March 31, 2008, we had a deficit accumulated during the development stage of approximately $53.1 million. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through May 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations.

RECENT DEBT FINANCINGS

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

In connection with the purchase agreement, on January 25, 2008, we issued to the trust (1) a note in the principal amount of $1,000,000 (January Note), and (2) a warrant (January Warrant) to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced to us under the January Note, divided by $2.50, up to a maximum of 400,000 shares. The full $1,000,000 under the January Note was drawn down by us, and accordingly, the January Warrant is exercisable for 400,000 shares.

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

In connection with the second amendment, we borrowed $500,000 from one accredited investor unaffiliated with the trust or Mr. Katz and issued a note under the purchase agreement in the original principal amount of $500,000. On April 4, 2008, we borrowed an additional $100,000 from another accredited investor unaffiliated with the trust or Mr. Katz on the same terms. The warrants issued in connection with these notes are exercisable for up to 240,000 shares. The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

On April 18, 2008, we issued a note to Mr. Katz in the principal amount of $500,000 pursuant to the purchase agreement. On that same date, Mr. Katz advanced us $200,000 under the terms of the note; and on April 30, 2008, Mr. Katz advanced us an additional $300,000 under the terms of the note. On April 18, 2008, we also issued to Mr. Katz a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $2.50, up to a maximum of 200,000 shares. The warrant became exercisable for 80,000 shares on April 18, 2008, in connection with the advance to us of $200,000 by Mr. Katz, and for an additional 120,000 shares on April 30, 2008, in connection with the advance to us of $300,000 by Mr. Katz, provided that the warrant may only be exercised between April 18, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and April 18, 2014. The terms and conditions of the note and warrant are otherwise substantially similar to the March Note and March Warrant.

On May 14, 2008, we issued an additional note to Mr. Katz in the principal amount of $500,000 pursuant to the purchase agreement. On that same date, Mr. Katz advanced us $350,000 under the terms of such note. On May 14, 2008, we also issued to Mr. Katz a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $2.50, up to a maximum of 200,000 shares. The warrant became exercisable for 140,000 shares on May 14, 2008, in connection with the advance to us of $350,000 by Mr. Katz, provided that the warrant may only be exercised between May 14, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and May 14, 2014. The terms and conditions of the note and warrant are otherwise substantially similar to the March Note and March Warrant.

GOVERNMENT GRANT RESEARCH

In April 2008, we were awarded a one year $242,000 Small Business Innovation Research grant by the National Institutes of Health. The grant will be used for improving porcine islet function and in vivo survival with lisofylline. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

LIQUIDITY AND CAPITAL RESOURCES

Our combined cash and cash equivalents totaled $175,000 at March 31, 2008, a decrease of $178,000 from December 31, 2007. The primary uses of cash and cash equivalents during the quarter ended March 31, 2008, included $1.7 million to finance our operations - principally employee costs, lab supplies, collaboration research, and working capital requirements. The sources of cash during the quarter ended March 31, 2008 consisted of proceeds from sales of short term notes payable. We expect that our available cash and expected grant and interest income will be sufficient to finance currently planned activities only through May 2008.

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through March 31, 2008, have netted approximately $27.5 million, and to a lesser extent, through short-term debt, grant funding, and interest earned on short-term investments.

We borrowed $4,000,000, $1,500,000 and $1,450,000 in 2007, the first quarter of
2008 and the second quarter of 2008, respectively. See "Recent Debt Financings" above for more information about these transactions. We may not be able to obtain capital from these investors in the future. None of the investors referenced above, nor any of our other officers, directors, or other stockholders, is under any obligation to continue to provide cash to meet our future liquidity needs.

Our future cash requirements will depend on many factors. We intend to seek additional funding through grants and through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development, regulatory approvals, and market acceptance for our products. See "Risk Factors" in Part II, Item 1A of this report for more information.

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

RESULTS OF OPERATIONS

Grant revenue for the quarters ended March 31, 2008 and 2007 was $106,000 and $339,000, respectively, and is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant will be used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. The balance remaining under the research grant as of March 31, 2008 and 2007 was $69,000 and $577,000, respectively.

General and administrative expenses decreased by $39,000 to $966,000 for the quarter ended March 31, 2008 compared to $1,005,000 for the quarter ended March 31, 2007. The decreases included:

     o decreased directors' fees ($27,000) due to the ongoing waiver by all directors of directors' fees;

     o reduced compensation expense associated with the Chief Executive Officer position ($87,500) and the elimination of the position of Director of Corporate Development ($42,000); and

     o decreases in legal expenses ($32,000), accounting fees ($82,000) and insurance ($11,000).

These decreases were offset by:

     o non-cash expenses for stock issuances to certain stockholders in satisfaction of contractual liquidated damages associated with the unavailability of a registration statement ($42,000); and

     o increased share-based compensation expense, including restricted stock units, under FAS 123R ($105,000).

Research and development expenses decreased $323,000 to $1,837,000 for the quarter ended March 31, 2008 compared to $2,160,000 for the quarter ended March 31, 2007. The decreases included:

     o    decreased share-based compensation expense under FAS 123R ($77,000);

     o    reduced lab operations expense due to increased outsourcing
          ($168,000);

     o    reduced repair and maintenance due to outsourcing ($19,000); and

     o reduced salary and benefits ($327,000) resulting from a decrease in headcount and a realignment of the duties of the Chief Executive Officer.

These decreases were offset by increased outsourcing and expanded research collaboration costs with Progenitor Cell Therapy, The Scripps Research Institute, UC Davis and FIOS Therapeutics, Inc. ($257,000).

Interest income was $1,000 and $30,000 for the quarters ended March 31, 2008 and 2007, respectively. The decrease in interest income was due primarily to the lower levels of cash and cash equivalents throughout the quarter ended March 31, 2008, as compared to the prior year quarter.

Interest expense was $245,000 and $96,000 the quarters ended March 31, 2008 and 2007, respectively. The increase in interest expense was attributable to the amortization of debt discounts of $147,000 related to the three short term notes payable that the Company entered into after March 31, 2007. See "Recent Debt Financings" above for more information about these notes.

Our net loss was $2,941,000 and $2,894,000, or $0.05 and $0.06 per common share for the quarters ended March 31, 2008, and 2007, respectively. We expect to report additional significant net losses for the foreseeable future.

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

PLAN OF OPERATION

Please see our annual report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of our budgeted costs of operations for the twelve months ending March 31, 2009, and of the significant milestones we believe we will have to meet after successfully completing initial feasibility studies in order to begin and complete human clinical testing, and eventually to generate revenue from the sale of our MicroIslet-P (TM).

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

Not applicable

ITEM 4T.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2007, we and our wholly-owned subsidiary, MicroIslet of Delaware, Inc.; John F. Steel, IV, former Chairman of the Board and Chief Executive Officer; Haro Hartounian, Ph.D., former President and Chief Operating Officer; and James R. Gavin, III, M.D., Ph.D., former President and Chief Executive Officer, filed a Declaratory Relief Lawsuit (DLR) in the United States District Court for the Southern District of California in San Diego against the shareholders on whose behalf the demand letter was sent. The DLR sought a declaration from the court that we, MicroIslet of Delaware, Mr. Steel, Dr. Hartounian and Dr. Gavin did not engage in conduct entitling the shareholders to any relief under federal or state securities laws, or otherwise. The DLR also sought attorneys' fees and costs. We did not receive a response to the DLR, and in April 2008 we dismissed the DLR without prejudice to our ability to refile the action. No amounts have been accrued related to this litigation.

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or other material legal proceeding, except as discussed above.

ITEM 1A.   RISK FACTORS.

AN INVESTMENT IN OUR COMPANY INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE RISK FACTORS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, IN EVALUATING AN INVESTMENT IN OUR COMPANY. YOU SHOULD CONSIDER THESE MATTERS IN CONJUNCTION WITH THE OTHER INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT.

OUR CURRENT CASH WILL FUND OUR BUSINESS AS CURRENTLY PLANNED ONLY THROUGH MAY 2008. WE NEED ADDITIONAL FUNDING OR WE WILL BE FORCED TO CURTAIL OR CEASE OPERATIONS.

We need immediate and substantial cash to continue our operations. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations only through May 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We therefore will need additional funding, either through equity or debt financings or partnering arrangements, or we will be forced to curtail or cease operations. If we are forced to curtail or cease our operations, even for a short time, we may lose the benefit of data gathered during ongoing studies. If we later obtained sufficient capital to restart operations, the costs and time to achieve our milestones could increase.

WE DO NOT HAVE SUFFICIENT CURRENT CASH TO REPAY THE PRINCIPAL AND ACCRUED INTEREST DUE UNDER OUR OUTSTANDING PROMISSORY NOTES, SOME OF WHICH HAVE MATURED.

The unsecured subordinated promissory notes we issued to John J. Hagenbuch, our former Chairman, and Peter Knobel, a significant stockholder of our company, matured on January 12, 2008 and March 31, 2008, respectively. The aggregate principal and accrued interest due under these notes as of March 31, 2008 was $4.31 million. Additionally, the $2 million of unsecured subordinated promissory notes we issued from January through May 2008 plus accrued interest, mature on May 31, 2008. If the note holders determine to demand payment of matured notes and we have insufficient cash to make the required payments, the note holders could obtain a lien on our assets, including our intellectual property, and upon obtaining a judgment, could force a sale of such assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we incurred liquidated damages of $42,000 under a registration rights agreement we entered into in connection with a December 2005 equity financing. We satisfied these damages through the issuance of 18,853 shares of common stock. See Note 7 to the accompanying unaudited condensed consolidated financial statements for more information about these liquidated damages. These shares were offered and sold without registration under the Securities Act of 1933 to accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the shares issued.

ITEM 5.    OTHER INFORMATION.

MAY 14, 2008 LOAN OF $350,000 FROM RONALD KATZ, CHAIRMAN, UNDER SUBORDINATED CONVERTIBLE UNSECURED REVOLVING PROMISSORY NOTE

Reference is made to the Securities Purchase Agreement dated January 25, 2008, as amended on March 17, 2008 and April 2, 2008, by and among our company and certain investors in our company, including Ronald Katz, our chairman, which agreement we refer to as the purchase agreement.

On May 14, 2008, we issued an additional Subordinated Convertible Unsecured Revolving Promissory Note to Mr. Katz in the principal amount of $500,000 pursuant to the purchase agreement. On that same date, Mr. Katz advanced us $350,000 under the terms of such note. On May 14, 2008, we also issued to Mr. Katz a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $2.50, up to a maximum of 200,000 shares. The warrant became exercisable for 140,000 shares on May 14, 2008, in connection with the advance to us of $350,000 by Mr. Katz, provided that the warrant may only be exercised between May 14, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and May 14, 2014. The terms and conditions of the note and warrant are otherwise substantially similar to the March Note and March Warrant described in "Recent Debt Financings" in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this report, which disclosure is incorporated herein by reference.

This disclosure under this item is neither an offer to sell, nor a solicitation of an offer to buy, any of the securities described herein. This portion of the report is being filed pursuant to and in accordance with Rule 135c under the Securities Act.

This disclosure under this item is provided in lieu of disclosure under Items 1.01, 2.03 and 3.02 of Form 8-K.

ITEM 6.    EXHIBITS

Exhibit No.    Document Description
-----------    --------------------

10.1 Securities Purchase Agreement dated January 24, 2008 (incorporated by reference to Exhibit 99.1 to the Form 8-K we filed on January 31, 2008).

10.2 Subordinated Convertible Unsecured Promissory Note issued January 25, 2008 (incorporated by reference to Exhibit 99.2 to the Form 8-K we filed on January 31, 2008).

10.3 Form of Warrant (incorporated by reference to Exhibit 99.3 to the Form 8-K we filed on January 31, 2008).

10.4 Registration Rights Agreement dated as of January 24, 2008 (incorporated by reference to Exhibit 99.4 to the Form 8-K we filed on January 31, 2008).

10.5 First Amendment to Securities Purchase Agreement and Promissory Note dated March 17, 2008 (incorporated by reference to Exhibit
               99.1 to the Form 8-K we filed on March 21, 2008).

10.6 Subordinated Convertible Unsecured Promissory Note issued March 17, 2008 (incorporated by reference to Exhibit 99.2 to the Form 8-K we filed on March 21, 2008).

10.7           Warrant issued March 17, 2008 (incorporated by reference to
               Exhibit 99.3 to the Form 8-K we filed on March 21, 2008).

10.8           Form of Stock Units Agreement.*

10.9           Table of Stock Unit Awards.*

31.1 Certification of Michael J. Andrews, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Michael J. Andrews, Principal Executive and Financial Officer.*

---------------
* Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MICROISLET, INC.

Dated: May 15, 2008


     /s/ Michael J. Andrews
     ----------------------
     Michael J. Andrews
     Chief Executive Officer and Acting Chief Financial Officer
     (Principal Executive and Financial Officer
     and duly authorized to sign on behalf of the registrant)