Form 10-Q
period 2008-06-30
MICROISLET INC
filed 2008-08-19
CIK 1092050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 001-32202

                                MICROISLET, INC.

             (Exact name of registrant as specified in its charter)

                   NEVADA                                    88-0408274
       (State or other jurisdiction                       (I.R.S. Employer
        of incorporation or organization)                Identification No.)

                  6370 NANCY RIDGE DRIVE, SUITE 112, SAN DIEGO,
                CALIFORNIA 92121 (Address of principal executive
                              offices and zip code)

                                 (858) 657-0287
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer  |_|                     Accelerated filer |_|
 Non-accelerated filer    |_|                     Smaller reporting company |X|
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At August 14, 2008, 55,020,436 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                     MicroIslet, Inc.
                                               (A Development Stage Company)
                                           Condensed Consolidated Balance Sheets
                                                                                             June 30,        December 31,
                                                                                               2008              2007
                                                                                           ------------      ------------
ASSETS                                                                                       unaudited)
Current Assets:
                       Cash and cash equivalents                                           $    125,000      $    353,000
                       Grant receivables                                                         31,000            79,000
                       Other receivables                                                         25,000            52,000
                       Prepaid expenses                                                         294,000           120,000
                       Other current assets                                                      24,000             4,000
                                                                                           ------------      ------------

                               Total current assets                                             499,000           608,000

Property and equipment, net                                                                     345,000           205,000
Patents, net                                                                                     42,000            41,000
Deposits and other assets                                                                        60,000            50,000
                                                                                           ------------      ------------

                               Total assets                                                $    946,000      $    904,000
                                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
                       Accounts payable                                                    $    925,000      $    508,000
                       Accrued payroll and related                                               35,000            25,000
                       Accrued research and development and other expenses                      738,000           288,000
                       Current portion of capital lease obligation                               27,000            23,000
                       Loans from unrelated parties (including accrued interest of
                         $22,000 and $0)                                                        622,000                --
                       Loans from related parties (including accrued interest of
                         $517,000 and $235,000), net of unamortized discount of
                         $79,000 and $75,000                                                  7,513,000         4,160,000
                                                                                           ------------      ------------

                               Total current liabilities                                      9,860,000         5,004,000

                        Capital lease obligation, net of current portion                         22,000                --
                                                                                           ------------      ------------
                               Total liabilities                                              9,882,000         5,004,000
                                                                                           ------------      ------------


Commitments and contingencies
Stockholders' Deficit
                       Common stock - $.001 par value:  100,000,000 shares authorized;
                            54,791,471 and 54,574,426 shares issued and outstanding at
                            June 30, 2008 and December 31, 2007, respectively                    55,000            55,000
                       Additional paid-in capital                                            46,970,000        46,044,000
                       Deficit accumulated during the development stage                     (55,961,000)      (50,199,000)
                                                                                           ------------      ------------

                               Total stockholders' deficit                                   (8,936,000)       (4,100,000)
                                                                                           ------------      ------------

                               Total liabilities and stockholders' deficit                 $    946,000      $    904,000
                                                                                           ============      ============

                                 See notes to unaudited condensed consolidated financial statements


                                MicroIslet, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statements of Operations (unaudited)



                                                     Three Months Ended          August 21, 1998
                                                        June 30,                (Date of Inception)
                                               -----------------------------           to
                                                   2008              2007         June 30, 2008
                                               ------------      ------------      ------------

Grant revenue                                  $     77,000      $     10,000      $  2,119,000
                                               ------------      ------------      ------------

Operating expenses:
       Research and development expenses          1,676,000         1,411,000        32,923,000
       General and administrative expenses          778,000           717,000        24,098,000
                                               ------------      ------------      ------------
         Total operating expenses                 2,454,000         2,128,000        57,021,000

                                               ------------      ------------      ------------
         Loss from operations                    (2,377,000)       (2,118,000)      (54,902,000)
                                               ------------      ------------      ------------

Other income (expense):
       Interest income                                1,000            12,000           509,000
       Interest expense                            (445,000)         (139,000)       (1,541,000)
       Other expense                                     --                --           (27,000)
                                               ------------      ------------      ------------
                Total other expense, net           (444,000)         (127,000)       (1,059,000)
                                               ------------      ------------      ------------

           Net loss                            $ (2,821,000)     $ (2,245,000)     $(55,961,000)
                                               ============      ============      ============

Basic and diluted net loss per share           $      (0.05)     $      (0.04)
                                               ============      ============

Weighted average number of shares
outstanding - basic and diluted                  54,709,354        50,212,124
                                               ============      ============



               See notes to unaudited condensed consolidated financial statements




                                MicroIslet, Inc.
                          (A Development Stage Company)
           Condensed Consolidated Statements of Operations (unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                 ------------------------------
                                                     2008               2007
                                                 ------------      ------------

Grant revenue                                    $    183,000      $    349,000
                                                 ------------      ------------

Operating expenses:
       Research and development expenses            3,513,000         3,571,000
       General and administrative expenses          1,744,000         1,722,000
                                                 ------------      ------------
           Total operating expenses                 5,257,000         5,293,000

                                                 ------------      ------------
           Loss from operations                    (5,074,000)       (4,944,000)
                                                 ------------      ------------

Other income (expense):
       Interest income                                  2,000            42,000
       Interest expense                              (690,000)         (235,000)
       Other expense                                       --            (2,000)
                                                 ------------      ------------
                    Total other expense, net         (688,000)         (195,000)
                                                 ------------      ------------

             Net loss                            $ (5,762,000)     $ (5,139,000)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.11)     $      (0.10)
                                                 ============      ============

Weighted average number of shares
outstanding - basic and diluted                    53,697,299        49,776,718
                                                 ============      ============


       See notes to unaudited condensed consolidated financial statements




                                                      MicroIslet, Inc.
                                               (A Development Stage Company)
                                Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,                  August 21, 1998
                                                                          -----------------------------   (Date of Inception)
                                                                               2008             2007          to June 30, 2008
                                                                          ------------      ------------      ------------
Cash flows from operating activities:
      Net loss                                                            $ (5,762,000)     $ (5,139,000)     $(55,961,000)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Warrant compensation expense                                             --                --         5,147,000
           Interest paid with warrant                                               --                --           142,000
           Amortization of related parties loan discount                       329,000           143,000           753,000
           Amortization of unrelated parties loan discount                      54,000                --            54,000
           In-process research and development
                acquired for common stock                                           --                --         2,068,000
           Legal settlement paid with shares of common stock                        --                --            40,000
           Late registration damages paid with shares of common stock           79,000                --           317,000
           Share-based compensation                                            460,000           320,000         5,072,000
           Depreciation and amortization                                        49,000            58,000           516,000
           Loss on disposal of equipment                                            -                 --            18,000
Changes in operating assets and liabilities:
      Grant receivables                                                         46,000                --           (32,000)
      Other receivables                                                         27,000           (88,000)          (25,000)
      Prepaid expenses                                                        (174,000)          253,000          (296,000)
      Other current assets                                                     (20,000)           64,000           (24,000)
      Deposits and other assets                                                (10,000)            1,000           (72,000)
      Accounts payable and accrued expenses                                    878,000          (153,000)        2,234,000
      Accrued interest on related parties loans                                282,000            87,000           517,000
      Accrued interest on unrelated parties loans                               22,000                --            22,000
                                                                          ------------      ------------      ------------
           Net cash used in operating activities                            (3,740,000)       (4,454,000)      (39,510,000)
                                                                          ------------      ------------      ------------
Cash flows from investing activities:
      Proceeds from sale of property and equipment                                  --                --             1,000
      Purchases of property and equipment                                     (129,000)           (1,000)         (741,000)
      Patent costs                                                                  --                --           (32,000)
                                                                          ------------      ------------      ------------
         Net cash used in investing activities                                (129,000)           (1,000)         (772,000)
                                                                          ------------      ------------      ------------
Cash flows from financing activities:
      Payments made on capital lease obligation                                (34,000)          (18,000)         (118,000)
      Proceeds from loans from related parties                               3,075,000         3,000,000         7,600,000
      Proceeds from loans from unrelated parties                               600,000                --           600,000
      Repayment of loans from related parties                                       --                --           (25,000)
      Proceeds from sale of common stock, net of offering costs                     --           977,000        27,501,000
      Proceeds from exercise of stock options and warrants                          --                --         4,663,000
      Proceeds from sale of preferred stock                                         --                --           186,000
                                                                          ------------      ------------      ------------

           Net cash provided by financing activities                         3,641,000         3,959,000        40,407,000
                                                                          ------------      ------------      ------------

           Net change in cash and cash equivalents                            (228,000)         (496,000)          125,000
Cash and cash equivalents at beginning of period                               353,000         1,847,000                --
                                                                          ------------      ------------      ------------

Cash and cash equivalents at end of period                                $    125,000      $  1,351,000      $    125,000
                                                                          ============      ============      ============

                             See notes to unaudited condensed consolidated financial statements




                                                  MicroIslet, Inc.
                                            (A Development Stage Company)
                             Condensed Consolidated Statements of Cash Flows (unaudited)



                                                                           Six Months Ended        August 21, 1998 (Date
                                                                               June 30,               of Inception)
                                                                         2008             2007       to June 30, 2008
                                                                     ------------     ------------     ------------

Supplemental disclosure of cash flow information:
Interest paid                                                        $      1,000     $      2,000     $    267,000

Income taxes paid                                                    $       --       $      2,000     $     13,000

Supplemental disclosures of non-cash investing
  and financing activities:
   Common stock issued in relation to legal settlement               $       --       $       --       $    304,000
   Conversion of loan from related party to stock                    $       --       $       --       $    510,000
   In-process research and development acquired for common stock     $       --       $       --       $  2,068,000
   Common stock issued as commission for offering of
         common stock                                                $       --       $       --       $    316,000

 Estimated relative fair value of warrants issued
        in connection with related parties notes payable             $    333,000     $    362,000     $    974,000
 Estimated relative fair value of warrants issued in
        connection with unrelated parties notes payable              $     54,000     $       --       $     54,000
 Compensation paid with warrant related to reverse merger            $       --       $       --       $  3,478,000
 Common stock issued to founders                                     $       --       $       --       $    (12,000)
 Shares issued pursuant to investment banking agreement              $       --       $       --       $   (200,000)
 Common stock issued related to reverse merger                       $       --       $       --       $ 20,450,000
 Assets acquired under capital lease                                 $     60,000     $       --       $    166,000


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

Prior to May 28, 2002, the Company was known as ALD Services, Inc. ("ALD"). The merger of MicroIslet of Delaware, Inc., a Delaware corporation ("MicroIslet of Delaware"), with a wholly-owned subsidiary of ALD was completed on April 24, 2002 (the "Merger"). The Merger was accounted for as a reverse acquisition because former stockholders of MicroIslet of Delaware owned a majority of the outstanding stock of ALD immediately subsequent to the Merger. Because the Merger was treated as a reverse acquisition, the financial information from inception includes the financial results of MicroIslet of Delaware from its inception on August 21, 1998 ("Inception") to June 30, 2008, and the financial results of the Company (which functions as a holding company after the Merger) for the post-merger period from April 24, 2002 through June 30, 2008.

In October 2005, the Company was awarded a $1.7 million Phase II Small Business Innovation Research ("SBIR") grant by the National Institute of Health ("NIH"). As of June 30, 2008, the research grant has exhausted. The grant was being used to further develop the Company's islet cell transplantation technology for the treatment of insulin-dependent diabetes. The Phase II SBIR grant was awarded following peer review by the NIH of results from the completion of the Phase I grant for the same project.

In April 2008, the Company was awarded a one year $242,000 Small Business Innovation Research grant by NIH. The grant will be used for improving porcine islet function and in-vivo survival with lisofylline. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred. As of June 30, 2008 the Company has not begun work on this grant.

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

The consolidated results of operations for the period ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial operating losses and negative operating cash flows through June 30, 2008, and as of June 30, 2008 the Company's cash position was $125,000. The Company incurred net losses of $2.8 and $2.2 million for each of the quarters ended June 30, 2008 and 2007, respectively, and had negative operating cash flows of $3.7 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. The Company also had a deficit accumulated during the development stage of $56.0 million at June 30, 2008. As of that date, the Company had negative working capital of $9.4 million, primarily reflecting $8.1 million of notes payable, including accrued interest and net of debt discounts. Three of such notes matured in the quarter ended March 31, 2008 and three of such notes matured in the quarter ended June 30, 2008 and are currently due on demand. Two of the remaining notes are due on July 31, 2008 and the last note is due on October 31, 2008. Management has projected that the combination of cash on hand and existing funding commitments will be sufficient to allow the Company to continue its operations only through August 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future cash requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments, and the cost of product commercialization. The Company does not expect to generate a positive cash flow from operations at least until the commercial launch of its first product and possibly later given the expected spending for research and development programs and the cost of commercializing product candidates. Accordingly, the Company will require external financing to sustain its operations, perhaps for a significant period of time. The Company's plans include seeking to raise additional debt and/or equity financing to sustain its operations, provided that we do not currently have any source or commitments for such financing identified as of the ate of this filing. In addition, the Company will continue to seek funding in the form of grants for its scientific research.

During 2007, the Company completed two private placements of common stock and warrants for aggregate gross proceeds of $2,045,000, and borrowed an additional $4,000,000 from related parties. See Note 4 for more information about the debt transactions. The Company entered into a securities purchase agreement in January 2008 with a related party, which agreement was amended in March 2008 and April 2008. The agreement allows the Company to borrow up to an aggregate of $4.5 million under notes to be issued under the agreement. Pursuant to the agreement, the Company borrowed $3.0 million in the six months ended June 30, 2008 and an additional $600,000 from unrelated parties. The Company entered into a second securities purchase agreement in June 2008 with a related party. The agreement allows the Company to borrow up to an aggregate of $1.0 million under notes to be issued under the agreement, and as of June 30, 2008, the Company had taken advances of $75,000. All borrowings have been and will be used to fund the Company's working capital needs. See Notes 4 and 8 for more information about these notes.

The unsecured subordinated promissory notes we issued to John J. Hagenbuch, our former Chairman, and Peter Knobel, a significant shareholder of our company, and three additional notes, to Ronald Katz, our current Chairman and two additional noteholders, matured on January 12, 2008, March 31, 2008, and May 31, 2008, respectively. The aggregate principal and accrued interest due under these notes as of June 30, 2008 was $8.14 million, net of debt discounts. Additionally, the unsecured subordinated promissory notes we issued to Ronald Katz, our current Chairman, a trust affiliated with Peter Knobel, a significant shareholder of our company, matured on July 31, 2008. The aggregate principal and accrued interest due under these notes as of June 30, 2008 was $575,000, and an additional $75,000 for a note that was issued in July 2008. If the note holders determine to demand payment of matured notes and we have insufficient cash to make the required payments, the note holders could obtain a lien on our assets, including our intellectual property, and upon obtaining a judgment, could force a sale of such assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

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

Total compensation expense related to all of the Company's share-based awards (including restricted stock units awarded to consultants) recognized under SFAS 123R, including restricted stock units, for the three and six months ended June 30, 2008 and 2007 was comprised of the following:


                                 For the Three Months Ended    For the Six Months Ended
                                      2008         2007           2008        2007
                                    --------     --------       --------     --------
     Research and development       $ 19,000     $ 41,000       $ 57,000     $156,000
     General and administrative      169,000       35,000        403,000      164,000
                                    --------     --------       --------     --------
         Total                      $188,000     $ 76,000       $460,000     $320,000
                                    ========     ========       ========     ========



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

The Company used the following assumptions to estimate the fair value of employee options granted for the three and six months ended June 30:


                               For the Three Months Ended        For the Six Months Ended
                                   2008            2007            2008            2007
                                   ----            ----            ----            ----
Average expected term (years)      5.5             5.5              5.5             5.5
Expected volatility               80.0 %           80.0  %         80.0 %          80.0 %
Risk-free interest rate            3.6 %            4.6  %          3.6 %           4.6 %
Expected dividend yield            --               --               --             --
Forfeiture rate                    5.0 %            5.0  %          5.0 %           5.0 %

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


The Company's Board of Directors adopted the 2005 Equity Incentive Plan ("2005 Plan") in June 2005 and it became effective upon shareholder approval in November 2005. A total of 3,000,000 new shares of the Company's common stock have been reserved for issuance under the 2005 Plan (the original 2,000,000 plus an additional 1,000,000 approved by shareholders on November 14, 2006). In addition, the 2005 Plan includes in its reserve shares of common stock available for issuance under the 2000 Plan as of the date of the approval of the 2005 Plan. The reserve will also include any shares currently subject to options under the 2000 Plan that expire or become unexercisable for any reason without having been exercised in full. The total 2005 Plan reserve cannot exceed 8,471,339 shares. As of June 2008, there are 8,471,339 shares authorized for awards of equity share options in the2005 Plan. The Company has no awards with market or performance conditions. All options granted under the 2005 Plan through June 30, 2008, have exercise prices equal to the fair market value of the Company's stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a ten-year term.

The Company accounts for certain stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under EITF 96-18, the Company determines the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost is recognized over the period over which the services are received based on the fair value of the options at each balance sheet date until the grantee's performance is complete. There was no compensation cost charged to operations for options granted to consultants performing advisory services for the six months ended June 30, 2008 and 2007, and $1,635,000 from August 21, 1998 (inception) to June 30, 2008.


The following summary presents the options granted, exercised, expired, forfeited and outstanding as of and for the six months ended June 30, 2008:

                                                                            Weighted
                                                                Weighted   Average
                                                                 Average    Remaining   Aggregate
                                                 Number of      Exercise   Contractual  Intrinsic
                                                  Shares         Price        Life        Value
                                                 ---------      ---------  ----------   --------

Outstanding at December 31, 2007                 5,474,999      $   0.63
Granted                                            520,000          0.38
Exercised                                               --            --
Forfeited and expired                             (483,834)         0.62
                                                ----------      --------
Outstanding at June 30, 2008                     5,511,165      $   0.61       7.58     $     --
                                                ==========      ========    =======     ========
Vested or expected to vest at June 30, 2008      5,370,189      $   0.62                $     --
                                                                                            8.20
                                                ==========      ========    =======     ========
Exercisable at June 30, 2008                     2,691,654      $   0.67       7.55     $     --
                                                ==========      ========    =======     ========

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.26 and $0.46, respectively. No options were exercised during the six months ended June 30, 2008 or 2007. The total grant date fair value of shares vested during the six months ended June 30, 2008 and 2007 was $460,000 and $320,000, respectively.

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

Nonvested restricted stock units as of June 30, 2008 were as follows:

                                               Weighted-Average
                                     Number      Grant Date
                                    of Units     Fair Value

Nonvested at December 31, 2007      300,000       $   0.50
Granted                                  --             --
Vested                             (175,000)          0.50
Forfeited                                --             --
                                   --------       --------
Nonvested at June 30, 2008          125,000       $   0.50
                                   ========       ========

As of June 30, 2008, there was $58,000 of unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 months. The Company recorded compensation expense of $36,000 and $72,000 for the three and six months ended June 30, 2008, respectively and $85,000 since inception, related to the vesting of restricted stock units.

NOTE 3.  EARNINGS PER SHARE

Loss per share has been calculated based upon the weighted average shares outstanding. Basic and diluted net loss per share amounts are equivalent for the three and six months ended June 30, 2008 and 2007, as the inclusion of 300,000 and 13,673,098 potential common shares, respectively, in the number of shares used for the diluted computation would be anti-dilutive.

NOTE 4.  LOANS

RELATED PARTIES

JANUARY 2007 FINANCING

On January 12, 2007, John J. Hagenbuch, the Company's former Chairman, loaned the Company $2 million under the terms of an unsecured subordinated promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. All outstanding principal and accrued interest under the note became due on January 12, 2008 and is now due on demand.

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

MAY 2007 FINANCING

On May 15, 2007, Mr. Hagenbuch loaned the Company an additional $1 million under the terms of an unsecured promissory note. The note accrues simple interest at the prime rate as published in the Wall Street Journal from time to time. The terms of the note restrict the Company from incurring senior indebtedness or pledging its intellectual property. All outstanding principal and accrued interest under the note became due on January 12, 2008 and is now due on demand.

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

SEPTEMBER 2007 FINANCING

On September 20, 2007, Peter Knobel, an existing investor, loaned the Company $1 million under the terms of an unsecured subordinated promissory note. All outstanding principal and monthly compounded interest at a 10% annual interest rate was due on March 31, 2008 and is now due on demand. The interest rate increased to 24% following maturity.

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

1ST QUARTER 2008 FINANCINGS

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

In connection with the purchase agreement, on January 25, 2008, the Company issued to the trust (1) a note in the principal amount of $1,000,000 ("January Note"), and (2) a warrant ("January Warrant") to purchase 400,000 shares of common stock.

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

In connection with the amendment, on March 17, 2008, the Company issued to the trust (1) a note in the principal amount of up to $1,500,000 ("March Note"), and
(2) a warrant ("March Warrant"), to purchase a number of shares of common stock equal to the quotient of the aggregate funds advanced under the March Note, divided by 2.50, up to a maximum of 600,000 shares. On that same date, the trust advanced to the Company $500,000 under the terms of the March Note. In connection with the advance, the Company issued to the trust a warrant to purchase 200,000 shares of common stock.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the January Warrant was estimated to be $125,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.81%, respectively. The estimated relative fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount. The relative fair value of the March Warrant was estimated to be $38,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.23%, respectively. The estimated relative fair value of the warrant was accounted for as additional paid-in capital with a corresponding debt discount.

2ND QUARTER 2008 FINANCINGS

Effective April 2, 2008, the Company entered into a second amendment to the securities purchase agreement described above. Pursuant to the amendment, the maximum aggregate original principal amount of the notes issuable under the securities purchase agreement was increased from $2,500,000 to $4,500,000.

On April 18, 2008, the Company issued a note to the Company's Chairman in the principal amount of up to $500,000 pursuant to the securities purchase agreement. On that same date, the Chairman advanced the Company $200,000 under the terms of the note, and on April 30, 2008, the Chairman advanced an additional $300,000 under the terms of the note. The warrant issued in connection with the $500,000 note became exercisable for 80,000 shares on April 18, 2008 ("April 18 Warrant"), and for an additional 120,000 shares on April 30, 2008 ("April 30 Warrant"); provided that the warrant may only be exercised between April 18, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and April 18, 2014. The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the April 18 and April 30 Warrants were estimated to be $18,000 and $22,000 respectively, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.95% and 3.03%, respectively. The estimated relative fair value of the warrants were accounted for as additional paid-in capital with a corresponding debt discount.

On May 14, 2008, the Company issued an additional note to the Company's Chairman in the principal amount of up to $500,000 pursuant to the securities purchase agreement. On that same date, the Chairman advanced the Company $350,000 and on May 30, 2008, the Chairman advanced an additional $150,000 under the terms of the note. The warrant issued in connection with this $500,000 note became exercisable for 140,000 shares on May 14, 2008 ("May 14 Warrant"), and for an additional 60,000 shares on May 30, 2008 ("May 30 Warrant"); provided that the warrant may only be exercised between May 14, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and May 14, 2014. The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the May 14 and May 30 Warrants were estimated to be $28,000 and $11,000 respectively, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 3.22% and 3.41%, respectively. The estimated relative fair value of the warrants were accounted for as additional paid-in capital with a corresponding debt discount.

On June 11, 2008, the Company issued an additional note to the Company's Chairman in the principal amount of up to $1,000,000 pursuant to a new securities purchase agreement. On that same date, the Chairman advanced the Company $75,000 under the terms of the note. The warrant issued in connection with this $1,000,000 note became exercisable for 60,000 shares at $0.30 per share on June 11, 2008; provided that the warrant may only be exercised between June 11, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 11, 2014. The Note has an interest rate of 10% until the maturity date of July 31, 2008 and a default interest rate of 24.0% after maturity. The warrant coverage is equal to the principal amount of the note divided by 1.25.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the June 11 Warrant was estimated to be $10,000 which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 3.49%. The estimated relative fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount.

On June 26, 2008, the Company issued an additional note to a private trust in the principal amount of $500,000. On that same date, the Trust advanced the Company $500,000 under the terms of the note. The note has an interest rate of 15% until the maturity date of July 31, 2008 and a default interest rate of 24% after maturity. The warrant coverage is equal to the principal amount of the note divided by 1.00. The warrant issued in connection with this $500,000 note became exercisable for 500,000 shares at $0.30 per share on June 26, 2008; provided that the warrant may only be exercised between June 26, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 26, 2014.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the June 26 Warrant was estimated to be $81,000 which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 3.44%. The estimated relative fair value of the warrant will be accounted for as additional paid-in capital with a corresponding debt discount.

The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and six months ended June 30, 2008 and from inception through June 30, 2008, the Company amortized $182,000, $329,000 and $753,000, respectively, related to the debt discounts, on loans from related parties which is recorded as interest expense in the accompanying consolidated statements of operations.

Total interest expense (including amortization of debt discounts) related to the loans from related parties was $389,000 and $611,000 for the three and six months ended June 30, 2008, respectively, and $1,270,000 from inception through June 30, 2008.
These loans are convertible, at the option of the holders, upon the first equity or equity based financing transaction after the date of this note(s) in which at least $3 million is raised from investors provided the conversion amount conforms with the minimum investment amount established by the Company's Board of Directors. The terms of the conversion option do not permit the Company to determine the additional number of shares that it would be required to issue upon conversion of the notes. Accordingly, in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the Company will record a beneficial conversion amount equal to the fair value of the warrant determined in accordance with APB No. 14 as additional interest expense if and only if the contingent event occurs.


UNRELATED PARTIES

In connection with the second amendment (see above), on April 2, 2008, the Company borrowed $500,000 from one accredited investor unaffiliated with the trust or the Company's Chairman and issued a note under the securities purchase agreement in the original principal amount of $500,000. The warrant issued in connection with this note is exercisable for up to 200,000 shares ("April 2 Warrant"). The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the April 2 Warrant was estimated to be $45,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.72%, respectively. The estimated relative fair value of the warrant was accounted for as additional paid-in capital with a corresponding debt discount.

On April 4, 2008, the Company borrowed an additional $100,000 from another accredited investor unaffiliated with the trust or the Company's Chairman on the same terms. The warrant issued in connection with this note is exercisable for up to 40,000 shares ("April 4 Warrant"). The terms and conditions of this note and warrant are otherwise substantially similar to the March Note and March Warrant.

In accordance with APB No. 14, the Company has allocated the proceeds from the note into debt and equity components, based on the relative fair values of each instrument. The relative fair value of the April 4 Warrant was estimated to be $9,000, which was determined by the Company using the Black-Scholes pricing model using an expected life of 6 years, a volatility rate of 80%, and a risk-free interest rate of 2.63%, respectively. The estimated relative fair value of the warrant was accounted for as additional paid-in capital with a corresponding debt discount.

The Company is amortizing the debt discounts over the terms of the related debt instruments using the straight-line method (which approximates the effective interest method). During the three and six months ended June 30, 2008 and from inception through June 30, 2008, the Company amortized $54,000 on loans from unrelated parties which is recorded as interest expense in the accompanying consolidated statements of operations.

Total interest expense (including amortization of debt discounts) was $76,000 for the three and six months ended June 30, 2008 and from inception through June 30, 2008 related to loans from unrelated parties.

These loans are convertible, at the option of the holders, upon the first equity or equity based financing transaction after the date of this note(s) in which at least $3 million is raised from investors provided the conversion amount conforms with the minimum investment amount established by the Company's Board of Directors. The terms of the conversion option do not permit the Company to determine the additional number of shares that it would be required to issue upon conversion of the notes. Accordingly, in accordance with EITF No. 98-5 and EITF No. 00-27, the Company will record a beneficial conversion amount equal to the fair value of the warrant determined in accordance with APB No. 14 as additional interest expense if and only if the contingent event occurs.


NOTE 5.   RELATED PARTY TRANSACTIONS

See "1st Quarter 2008 Financings" and "2nd Quarter 2008 Financings" in Note 4, and "July 2008 Financings" in Note 8.

NOTE 6.   LEGAL PROCEEDINGS

LITIGATION

In January 2007, the Company received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that the Company and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. MicroIslet's insurance carriers have been notified of the demand letter and as of June 30, 2008, no lawsuit has been filed by these shareholders.

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

In March 2006, a committee of the Board of Directors resolved to pay these liquidated damages in shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through June 30, 2008, liquidated damages of $229,000 had accrued, and the Company discharged $215,000 of such obligation through the issuance of 484,729 shares of common stock, $79,000 of which was paid during the six months ended June 30, 2008 through the issuance of 217,045 shares of common stock. 36,540 of these shares were issued to the Company's Chairman who was an investor in the financing. Liquidated damages decreased approximately $8,000 per month in January 2008 as a result of shares sold in the financing and held by non-affiliates being eligible for sale without volume restrictions under Rule
144. Liquidated damages on all outstanding warrants issued in the December 2005 financing, and on shares held by the Company's Chairman and the holder of the promissory note issued in September 2007 will continue to accrue at approximately $14,000 per month until the Company files and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning the Company. The Company intends to continue to pay such amounts by issuing shares of its common stock. The expense related to the liquidated damages has been recorded in general and administrative expenses in the accompanying consolidated statements of operations and the related accrual has been recorded in accrued research and development and other expenses in the accompanying consolidated balance sheets.

AUGUST 2006 FINANCING

In connection with a private placement of common shares and warrants in August 2006, the Company is obligated to maintain a registration statement available for the resale of the common shares and the shares underlying the warrants sold in such financing. Upon filing of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007, the Company notified the August 2006 investors that the registration statement which registered their shares for resale was no longer available, and accordingly, the Company become subject to liquidated damages beginning May 1, 2008. The liquidated damages are equal to
0.0003 times the purchase price of the securities the investors continue to own for each day the registration statement is not available, other than securities that may be resold under Rule 144 without restriction. The Company is permitted to pay any such liquidated damages in cash or in shares of common stock at its election. If the Company elects to issue shares, such shares are to be valued based on the volume weighted average price of shares of common stock for the five trading days prior to the date of issue. The Company is required to pay such damages no later than the first trading day of each calendar month immediately following the month in which the damages accrue.

The Company expects to pay these liquidated damages in common shares, and to issue the shares in payment of those damages as of the first trading day of each calendar month immediately following the month in which the damages accrue, using the valuation formula described above. Through June 30, 2008, liquidated damages of $71,000 had accrued, and the Company has not discharged any of this obligation through the issuance of shares of common stock. Liquidated damages will continue to accrue at approximately $36,000 per month until the Company files and the SEC declares effective a post-effective amendment to the registration statement containing updated financial and other information concerning the Company. The Company intends to continue to pay such amounts by issuing shares of its common stock. The expense related to the liquidated damages has been recorded in general and administrative expenses in the accompanying consolidated statements of operations and the related accrual has been recorded in accrued research and development and other expenses in the accompanying consolidated balance sheets.

NOTE 8.  SUBSEQUENT EVENTS

JULY 2008 FINANCINGS

On July 9, 2008, the Chairman advanced the Company $75,000 under the terms of the June 11, 2008 note. The warrant issued in connection with this $1,000,000 note became exercisable for 60,000 shares at $0.30 per share on July 9, 2008; provided that the warrant may only be exercised between June 11, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 11, 2014.

On July 15, 2008, the Company issued an additional note to a private trust in the principal amount of $500,000. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman. The note in the principal amount of $500,000 is due July 31, 2008 and has a warrant to purchase a number of shares of common stock equal to the principal amount of the note advanced to the Company, divided by 1.00. The note accrues interest at the rate of 15% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.30 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the warrant under certain circumstances.

ADDITIONAL SHARE ISSUANCES

The Company issued additional shares pursuant to the liquidating damages for the December 2005 and August 2006 financings. We issued 57,075 and 146,890 shares as damages for the December 2005 and August 2006 financings, respectively. We also issued 25,000 shares to the Investors relations Group pursuant to the vested restricted stock units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION DISCUSSED BELOW IS DERIVED FROM THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND SHALL BE READ IN CONJUNCTION THEREWITH. OUR RESULTS OF OPERATIONS FOR A PARTICULAR QUARTER MAY NOT BE INDICATIVE OF RESULTS EXPECTED DURING SUBSEQUENT QUARTERS OR FOR THE ENTIRE YEAR.

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

Since inception, we have financed our operations primarily through private sales of equity securities. We have not generated revenues from sales of products, have had only limited revenues from grants, and have had significant losses since inception. We anticipate that we will incur substantial additional operating losses in future years as we progress in our research and development programs. At June 30, 2008, we had a deficit accumulated during the development stage of approximately $56.0 million. We do not expect to produce revenues from product sales for the foreseeable future so our revenues will be limited to research grants we are able to obtain.

As stated above, we need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand and existing funding commitments will be sufficient to allow the Company to continue its operations only through August 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We intend to seek additional funding to continue our operations through additional debt or equity financings, but we do not currently have any commitments for such financing. We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidate. We do not know if such financing or collaborative arrangements will be available on acceptable terms, or at all. If adequate funds are not available, we may be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy. Any such strategic alternative would likely substantially dilute or eliminate the interests of our equity holders in our company.

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

On May 14, 2008, we issued an additional note to the Company's Chairman in the principal amount of $500,000 pursuant to the purchase agreement. On that same date, the Company's Chairman advanced us $350,000 under the terms of such note. On May 14, 2008, we also issued to the Company's Chairman a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $2.50, up to a maximum of 200,000 shares. The warrant became exercisable for 140,000 shares on May 14, 2008, in connection with the advance to us of $350,000 by the Company's Chairman, provided that the warrant may only be exercised between May 14, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and May 14, 2014. The terms and conditions of the note and warrant are otherwise substantially similar to the March Note and March Warrant.

On June 11, 2008, we issued an additional note to the Company's Chairman in the principal amount of $1,000,000 pursuant to a new securities purchase agreement. On that same date, the Chairman advanced the Company $75,000 under the terms of the note. On June 11, 2008, we also issued to the Company's Chairman a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by 1.25, up to a maximum of 800,000 shares. The warrant became exercisable for 60,000 shares on June 11, 2008; provided that the warrant may only be exercised between June 11, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 11, 2014. The Note has an interest rate of 10% until the maturity date of July 31, 2008 and a default interest rate of 24.0% after maturity. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.30 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the warrant under certain circumstances.

On June 26, 2008, the Company issued an additional note to a private trust in the principal amount of $500,000. On that same date, the Trust advanced the Company $500,000 under the terms of the note. The Note has an interest rate of 15.0% until the maturity date of July 31, 2008 and a default interest rate of 24.0% after maturity. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. On June 26, 2008, we also issued to the Trust a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $1.00, up to a maximum of 500,000 shares; provided that the warrant may only be exercised between June 26, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 26, 2014. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.30 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the warrant under certain circumstances. On June 26, 2008, we also issued to the Trust a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $1.00, up to a maximum of 500,000 shares; provided that the warrant may only be exercised between June 26, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 26, 2014.

On July 9, 2008, the Chairman advanced the Company $75,000 under the terms of the June 11, 2008 note. The warrant issued in connection with this $1,000,000 note became exercisable for an additional 60,000 shares on July 9, 2008; provided that the warrant may only be exercised between June 11, 2009 (or earlier in the event of a fundamental transaction, as defined in the warrant) and June 11, 2014.

On July 15, 2008, the Company issued an additional note to a private trust in the principal amount of $500,000. The Company's Chairman serves as co-trustee of the trust. The trust's beneficiaries are not affiliated with the Chairman. The note in the principal amount $500,000 is due October 31, 2008. On July 15, 2008, we also issued to the Trust a warrant to purchase a number of shares of our common stock equal to the quotient of the aggregate funds advanced to us under the note, divided by $1.00, up to a maximum of 500,000 shares. The note accrues interest at the rate of 15% per annum until maturity and 24% per annum thereafter. Interest is payable monthly in arrears, and may, at the Company's option, either be capitalized and added to the outstanding principal balance of the note, or paid to the holder in cash. The holder of a note may, at its option, convert all or a portion of the principal and accrued interest into the securities sold in the Company's next equity financing transaction in which the Company raises at least $3 million, on the same terms as the securities purchased by the other investors in the financing. Each warrant has an exercise price of $0.30 per share and is exercisable for a period of five years, commencing on the earlier of the one year anniversary of the grant and the occurrence of any specified fundamental transaction involving the Company. The holder may elect a cashless exercise of the warrant under certain circumstances.

GOVERNMENT GRANT RESEARCH

In April 2008, we were awarded a one year $242,000 Small Business Innovation Research grant by the National Institutes of Health. The grant will be used for improving porcine islet function and in vivo survival with lisofylline. Grant payments are generally to be received shortly before or after the related qualifying expenditures are incurred.

LIQUIDITY AND CAPITAL RESOURCES

Our combined cash and cash equivalents totaled $125,000 at June 30, 2008, a decrease of $228,000 from December 31, 2007. The primary uses of cash and cash equivalents during the period ended June 30, 2008, included $3.7 million to finance our operations - principally employee costs, lab supplies, collaboration research, and working capital requirements. The sources of cash during the period ended June 30, 2008 consisted of proceeds from sales of short term notes payable. Management has projected that the combination of cash on hand and existing funding commitments and expected grant and interest income will be sufficient to finance currently planned activities only through August 2008.

We have financed our operations since inception primarily through private sales of equity securities, which, from inception through June 30, 2008, have netted approximately $27.5 million, and to a lesser extent, through short-term debt (approximately $8.2 million), grant funding, and interest earned on short-term investments.

We borrowed $4,000,000, $1,500,000 and $2,175,000 in 2007, the first quarter of
2008 and the second quarter of 2008, respectively. See "Recent Debt Financings" above for more information about these transactions. We may not be able to obtain capital from these investors in the future. None of the investors referenced above, nor any of our other officers, directors, or other shareholders, is under any obligation to continue to provide cash to meet our future liquidity needs.

The unsecured subordinated promissory notes we issued to John J. Hagenbuch, our former Chairman, and Peter Knobel, a significant shareholder of our company, and three additional notes, to Ronald Katz, our current Chairman and two additional noteholders, matured on January 12, 2008, March 31, 2008, and May 31, 2008, respectively. The aggregate principal and accrued interest due under these notes as of June 30, 2008 was $8.14 million, net of debt discounts. Additionally, the unsecured subordinated promissory notes we issued to Ronald Katz, our current Chairman, a trust affiliated with Peter Knobel, a significant shareholder of our company, matured on July 31, 2008. The aggregate principal and accrued interest due under these notes as of June 30, 2008 was $575,000, and an additional $75,000 for a note that was issued in July 2008. If the note holders determine to demand payment of matured notes and we have insufficient cash to make the required payments, the note holders could obtain a lien on our assets, including our intellectual property, and upon obtaining a judgment, could force a sale of such assets for their benefit. Under such circumstances, we may need to cease operations or file for protection from claims of our creditors under the federal bankruptcy laws.

As stated above, we need immediate and substantial cash to continue our operations. Management has projected that the combination of cash on hand and existing funding commitments will be sufficient to allow the Company to continue its operations only through August 2008, and only if our promissory note holders with matured obligations do not seek to enforce payment of such notes. We intend to seek additional funding to continue our operations through additional debt or equity financings, but we do not currently have any commitments for such financing. We will also need additional funds or a collaborative partner, or both, to finance the clinical development activities of our product candidate. We do not know if such financing or collaborative arrangements will be available on acceptable terms, or at all. If adequate funds are not available, we may be forced to curtail or cease operations or consider other strategic alternatives such as bankruptcy. Any such strategic alternative would likely substantially dilute or eliminate the interests of our equity holders in our company.

RESULTS OF OPERATIONS

Grant revenue for the three months ended June 30, 2008 and 2007 was $77,000 and $10,000 and for the six months ended June 30, 2008 and 2007 was $183,000 and $349,000, respectively, and is derived from a three year $1.7 million Phase II Small Business Innovation Research (SBIR) grant by the National Institutes of Health (NIH). The grant has been used to further develop our islet cell transplantation technology for treatment of insulin-dependent diabetes. The balance remaining under the research grant as of June 30, 2008 was $0.

THREE MONTH ANALYSIS

General and administrative expenses increased by $61,000 to $778,000 for the three months ended June 30, 2008 compared to $717,000 for the three months ended June 30, 2007. The increases included:

         o non-cash expenses for stock issuances to certain shareholders in satisfaction of contractual liquidated damages associated with the unavailability of a registration statement ($112,000);

         o increased share-based compensation expense, including restricted stock units, under (SFAS No. 123R ("SFAS 123R"), "Share-Based Payment") ($134,000);

         o investor relations firm expenses which were not incurred in the second quarter FY 2007 ($79,000); and

         o        reduced allocation of the CEO salary from G&A to R&D
                  ($48,000).

These increases were offset by:

         o reduced compensation expense associated with the CEO position ($62,500); and

         o decreases in legal expenses ($134,000), accounting fees ($58,000) and insurance ($38,000).


Research and development expenses increased $265,000 to $1,676,000 for the three months ended June 30, 2008 compared to $1,411,000 for the three months ended June 30, 2007. The increases included:

         o increased lab supplies expense associated with the establishment of outsourced facilities at Progenitor Cell Therapy ($100,000); and

         o increased outsourcing laboratory fees ($212,000) and outside consulting fees ($207,000).

These increases were offset by:

         o decreased share-based compensation expense under SFAS 123R ($22,000); and

         o reduced salary and benefits ($230,000) resulting from a decrease in headcount as a result of the June 2007 staff reductions.


SIX MONTH ANALYSIS

General and administrative expenses decreased by $23,000 to $1,744,000 for the six months ended June 30, 2008 compared to $1,722,000 for the three months ended June 30, 2007. The decreases included:

         o reduced compensation expense associated with the CEO position ($150,000); and

         o        decreases in legal expenses ($168,000) and accounting fees
                  ($140,000).

These decreases were offset by:

         o non-cash expenses for stock issuances to certain shareholders in satisfaction of contractual liquidated damages associated with the unavailability of a registration statement ($157000);

         o increased share-based compensation expense, including restricted stock units, under SFAS 123R ($239,000); and

         o        reduced allocation of the CEO salary from G&A to R&D
                  ($114,000).

Research and development expenses decreased $58,000 to $3,513,000 for the six months ended June 30, 2008 compared to $3,571,000 for the six months ended June 30, 2007. The decreases included:

         o decreased share-based compensation expense under SFAS 123R ($99,000); and

         o reduced salary and benefits ($557,000) resulting from a decrease in headcount as a result of the June 2007 staff reductions.

These decreases were offset by increased outsourcing and expanded research collaboration costs with Progenitor Cell Therapy, The Scripps Research Institute, UC Davis and FIOS Theraputics, Inc. ($626,000).

Interest income was $1,000 and $12,000 for the three months ended June 30, 2008 and 2007 and was $2,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest income for the three and six months ended June 30, 2008 and 2007 was due primarily to the lower levels of cash and cash equivalents throughout the periods ended June 30, 2008, as compared to the prior year periods.

Interest expense was $445,000 and $139,000 the three months ended June 30, 2008 and 2007 and was $690,000 and $235,000 for the six months ended June 30, 2008 and 2007, respectively. The increase in interest expense was attributable to the amortization of debt discounts of $236,000 and $383,000 related to the notes payable that the Company entered into as described above in "Recent Debt Financings".

Our net loss was $2,821,000 and $2,245,000, or $0.05 and $0.04 per common share for the quarters ended June 30, 2008, and 2007, respectively. We expect to report additional significant net losses for the foreseeable future.

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

SCIENTIFIC UPDATE

Our three year monkey study is now complete. All 19 monkeys, post-implant, showed no adverse events, even after up to three separate transplantation procedures.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies we use and disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements." All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

However, whether actual results or developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.

Forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "intends," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, our directors or our officers with respect to, among other things: (i) trends affecting our financial condition or results of operations for our limited history; and (ii) our business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our lack of cash and financing sources, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. We refer you to the cautionary statements and risk factors set forth in the documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 11, 2008 and our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 24, 2008.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on us or our business or operations. We assume no obligation to update any such forward-looking statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2007, we received a demand letter from an attorney stating that he represented shareholders who purchased approximately $3 million of common shares at a price of $6 per share. The letter alleges that these shares were purchased in 2002 and that we and certain former officers engaged in self-dealing, potential fraud with respect to manipulation of the stock price, and diminution of share value. Our insurance carriers have been notified of the demand letter and as of June 30, 2008, no lawsuit has been filed by these shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we incurred liquidated damages of $41,300 under a registration rights agreement we entered into in connection with a December 2005 equity financing. We satisfied $21,700 of these damages along with $47,400 of accrued damages from March 31, 2008 through the issuance of 197,879 shares of our common stock. See Note 7 to the accompanying unaudited condensed consolidated financial statements for more information about these liquidated damages.

The offers and sales of these shares were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as transactions by the registrant not involving a public offering. The recipients of the shares in each such transaction represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. All recipients had adequate access to information about us. An appropriate legend has been placed on the shares issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Certain promissory notes previously issued by the Company, as described in Note 4 to the accompanying unaudited condensed consolidated financial statements, have matured and are currently due and payable. As of the date of this filing, the aggregate outstanding principal amount under such notes totaled $7.1 million, and the accrued but unpaid interest under such notes totaled $303,000, however the holders of such notes have not demanded repayment from the Company.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBIT NO.       DOCUMENT DESCRIPTION

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MICROISLET, INC.

Dated: August 19, 2008


         /s/ Michael J. Andrews
         ----------------------------------------
         Michael J. Andrews
         Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer
         and duly authorized to sign on behalf
         of the registrant)